Form 10QSB
period 1996-09-30
ASB FINANCIAL CORP /OH
filed 1996-11-13
CIK 944304

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-25906

                              ASB FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                      31-1429488
-------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

503 Chillicothe Street
Portsmouth, Ohio                                            45662
----------------------                                    ----------
(Address of principal                                     (Zip Code)
executive office)

Registrant's telephone number, including area code: (614) 354-3177

Check  whether  the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                              No _____

As of November 8, 1996, the latest practicable date, 1,713,960 shares of the registrant's common stock, without par value, were issued and outstanding.


                              Page 1 of 13 pages

                                     INDEX

                                                                       Page
                                                                      ------
PART I      -      FINANCIAL INFORMATION

                   Consolidated Statements of Financial Condition        3

                   Consolidated Statements of Operations                 4

                   Consolidated Statements of Cash Flows                 5

                   Notes to Consolidated Financial Statements            7

                   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            9


PART II     -      OTHER INFORMATION                                    12

SIGNATURES                                                              13



                              ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)


                                                                September 30,     June 30,
        ASSETS                                                           1996         1996
                                                                -------------     --------
Cash and due from banks                                             $     963    $     411
Interest-bearing deposits in other financial institutions               3,504        3,425
                                                                    ---------    ---------
        Cash and cash equivalents                                       4,467        3,836

Certificates of deposit in other financial institutions                 6,205        6,702
Investment securities available for sale - at market                   19,784       19,284
Mortgage-backed securities available for sale - at market              10,283       10,728
Loans receivable - net                                                 69,610       68,455
Office premises and equipment - at depreciated cost                       919          940
Real estate acquired through foreclosure - net                            663          663
Federal Home Loan Bank stock - at cost                                    679          667
Accrued interest receivable on loans                                       94          120
Accrued interest receivable on mortgage-backed securities                  94          110
Accrued interest receivable on investments and interest-
  bearing deposits                                                        475          479
Prepaid expenses and other assets                                         520          586
Prepaid federal income taxes                                              212         --
Deferred federal income taxes                                             293          352
                                                                    ---------    ---------

        Total assets                                                $ 114,298    $ 112,922
                                                                    =========    =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $  83,903    $  83,395
Advances from the Federal Home Loan Bank                                2,406        2,413
Advances by borrowers for taxes and insurance                              93          162
Accrued interest payable                                                  655          115
Other liabilities                                                       1,888        1,219
Accrued federal income taxes                                             --              5
                                                                    ---------    ---------
        Total liabilities                                              88,945       87,309

SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued                                              --           --
  Common stock, 4,000,000 shares authorized, no par
    value; 1,713,960 shares issued and outstanding at
    September 30, 1996 and June 30, 1996                                 --           --
  Additional paid-in capital                                           16,496       16,496
  Retained earnings                                                    10,824       11,173
  Shares acquired by stock benefit plans                               (2,180)      (2,180)
  Unrealized gain on securities designated as available for sale,
    net of related tax effects                                            213          124
                                                                    ---------    ---------
        Total shareholders' equity                                     25,353       25,613
                                                                    ---------    ---------

        Total liabilities and shareholders' equity                  $ 114,298    $ 112,922
                                                                    =========    =========



                              ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the three months ended September 30,

                       (In thousands, except share data)

                                                                     1996      1995
                                                                  -------    ------
Interest income
  Loans                                                           $ 1,434    $1,349
  Mortgage-backed securities                                          187       169
  Investment securities                                               348       411
  Interest-bearing deposits and other                                  96        97
                                                                  -------    ------
        Total interest income                                       2,065     2,026

Interest expense
  Deposits                                                          1,111     1,056
  Borrowings                                                           32         5
                                                                  -------    ------
        Total interest expense                                      1,143     1,061
                                                                  -------    ------

        Net interest income                                           922       965

Provision for losses on loans                                          22      --
                                                                  -------    ------

        Net interest income after provision for losses on loans       900       965

Other income                                                           52        42

General, administrative and other expense
  Employee compensation and benefits                                  338       303
  Occupancy and equipment                                              28        29
  Federal deposit insurance premiums                                  599        48
  Franchise taxes                                                      70        34
  Other operating                                                     184       145
                                                                  -------    ------
        Total general, administrative and other expense             1,219       559
                                                                  -------    ------

        Earnings (loss) before income taxes (credits)                (267)      448

Federal income taxes (credits)
  Current                                                            (104)      141
  Deferred                                                             13         9
                                                                  -------    ------
        Total federal income taxes (credits)                          (91)      150
                                                                  -------    ------

        NET EARNINGS (LOSS)                                       $  (176)   $  298
                                                                  =======    ======

        EARNINGS (LOSS) PER SHARE                                 $  (.11)   $  .19
                                                                  =======    ======


                              ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three months ended September 30,
                                (In thousands)

                                                                            1996       1995
                                                                          --------   --------
Cash flows from operating activities:
  Net earnings (loss) for the period                                      $  (176)   $   298
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                         (7)        34
    Amortization of deferred loan origination fees                            (13)       (14)
    Depreciation and amortization                                              28         20
    Provision for losses on loans                                              22       --
    Federal Home Loan Bank stock dividends                                    (12)       (11)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                              46       (128)
      Prepaid expenses and other assets                                        66         20
      Accrued interest payable                                                540        487
      Other liabilities                                                       669         28
      Federal income taxes
        Current                                                              (217)       119
        Deferred                                                               13          9
                                                                          -------    -------
        Net cash provided by operating activities                             959        862

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                           1,480      1,333
  Purchase of investment securities designated as available for sale       (1,850)      (996)
  Purchase of investment securities designated as held to maturity           --         (749)
  Purchase of mortgage-backed securities designated as held to maturity      --       (1,280)
  Principal repayments on mortgage-backed securities                          457        585
  Loan principal repayments                                                 3,816      3,847
  Loan disbursements                                                       (4,980)    (4,086)
  Purchase of office premises and equipment                                    (7)       (12)
  Decrease in certificates of deposit in other financial
    institutions - net                                                        497      1,232
                                                                          -------    -------
        Net cash used in investing activities                                (587)      (126)
                                                                          -------    -------

        Net cash provided by operating and investing
          activities (subtotal carried forward)                               372        736
                                                                          -------    -------


                              ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the three months ended September 30,
                                (In thousands)

                                                                                   1996       1995
                                                                                  ------     ------
        Net cash provided by operating and investing
          activities (subtotal brought forward)                                  $   372    $   736

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                   508      1,205
  Repayment of Federal Home Loan Bank advances                                        (7)        (8)
  Advances by borrowers for taxes and insurance                                      (69)       (67)
  Dividends paid on common shares                                                   (173)      (127)
                                                                                 -------    -------
               Net cash provided by financing activities                             259      1,003

Net increase in cash and cash equivalents                                            631      1,739

Cash and cash equivalents at beginning of period                                   3,836      5,926
                                                                                 -------    -------

Cash and cash equivalents at end of period                                       $ 4,467    $ 7,665
                                                                                 =======    =======


Supplemental disclosure of cash flow information:  Cash paid during the period for:
    Federal income taxes                                                         $   155    $    30
                                                                                 =======    =======

    Interest on deposits and borrowings                                          $   603    $   574
                                                                                 =======    =======

Supplemental disclosure of noncash investing activities:
  Unrealized gain on securities designated as available for
    sale, net of related tax effects                                             $    89    $   300
                                                                                 =======    =======


                              ASB Financial Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three months ended September 30, 1996 and 1995


1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the 1996 Annual Report to Shareholders for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Corporation  and  American  Savings  Bank,  fsb  (the  "Savings  Bank").   All
significant intercompany items have been eliminated.

3. Earnings Per Share

Earnings per share for the three months ended September 30, 1996 and 1995 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding totaled 1,602,200 and 1,587,000 for the three months ended September 30, 1996 and 1995, respectively. There is no dilutive effect associated with the Corporation's stock option plan.

4. Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years

                              ASB Financial Corp.

            For the three months ended September 30, 1996 and 1995


4. Effects of Recent Accounting Pronouncements (continued)


that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                              ASB Financial Corp.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to
September 30, 1996

At September 30, 1996, the Corporation's assets totaled $114.3 million, an increase of $1.4 million, or 1.2%, over the $112.9 million of total assets at June 30, 1996. The increase in assets was attributable to growth in the deposit portfolio of $508,000 and by a temporary increase in other liabilities.

Liquid assets (i.e. cash, interest-bearing deposits, certificates of deposit and investment securities) increased by $634,000 over the three month period, to a total of $30.5 million at September 30, 1996. Regulatory liquidity amounted to $13.1 million, or 16.7%, at September 30, 1996.

Loans receivable increased by $1.2 million, or 1.7%, during the three month period, to a total of $69.6 million at September 30, 1996. Loan disbursements amounted to $5.0 million and were partially offset by principal repayments of $3.8 million.

The allowance for loan losses totaled $884,000 at September 30, 1996 and June 30, 1996. At both September 30, 1996 and June 30, 1996, the allowance for loan losses represented 266.3% of nonperforming loans, which totaled $1.9 million at both dates. Although management believes that its allowance for loan losses at September 30, 1996, is adequate based upon facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $83.9 million at September 30, 1996, an increase of $508,000, or 0.6%, over June 30, 1996 levels. Management continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At September 30, 1996, the Savings Bank's tangible and core capital totaled $17.2 million, or 15.9% of adjusted total assets, which exceeded the minimum requirements of $1.6 million and $3.3 million by $15.6 million and $13.9 million, respectively. The Savings Bank's risk-based capital of $17.8 million, or 36.4% of risk-weighted assets, exceeded the current 8% requirement by $13.9 million.

                              ASB Financial Corp.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
September 30, 1996 and 1995

General

The Corporation recorded a net loss totaling $176,000 for the three months ended September 30, 1996, a decrease of $474,000, or 159.1%, from the $298,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $551,000 charge recorded in the current quarter reflecting the assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), coupled with a $109,000 increase in general, administrative and other expense and a $43,000 decrease in net interest income, which were partially offset by a $241,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income declined by $43,000, or 4.5%, for the three months ended September 30, 1996, compared to the 1995 period. Interest income on loans increased by $85,000, or 6.3%, due primarily to a $6.6 million increase in the average balance of loans outstanding year to year. Interest income on investment securities and interest-bearing deposits declined by $64,000, or 12.6%, due primarily to a decrease in the average portfolio yield during the year. Interest expense on deposits increased by $55,000, or 5.2%, due to a $2.8 million increase in the weighted-average deposit balance outstanding, coupled with an increase in the cost of deposits year to year. Interest expense on borrowings increased by $27,000 due to a $1.5 million increase in borrowings outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the three month period ended September 30, 1996. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $10,000, or 23.8%, for the three months ended September 30, 1996, compared to the same period in 1995, due primarily an increase in rental income on real estate acquired through foreclosure and an increase in miscellaneous non-operating income.

                              ASB Financial Corp.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
September 30, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $660,000, or 118.1%, during the three months ended September 30, 1996, compared to the same period in 1995. This increase resulted primarily from the $551,000 charge recorded in 1996 in connection with the SAIF recapitalization, coupled with a $35,000, or 11.6%, increase in employee compensation and benefits, a $36,000, or 105.9%, increase in franchise taxes and a $39,000, or 26.9%, increase in other operating expenses. The increase in employee compensation generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion of the Savings Bank.

Legislation to recapitalize the SAIF provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had $83.9 million in SAIF deposits at March 31, 1995, resulting in an assessment of approximately $551,000, or $364,000 after tax, which was recorded as a charge in the quarter ended September 30, 1996, and will be paid in November 1996. In connection with the recapitalization, it is anticipated that the FDIC will refund a portion of the premium for the calendar fourth quarter equal to approximately five basis points of SAIF insured deposits.

The legislation also provides for reduced premium rates for healthy savings associations beginning in 1997, estimated to be a rate of $.064 per $100 of SAIF insured deposits.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, assuming all savings associations have become banks. Pending legislation introduced in late September 1996 proposes the elimination of the thrift charter or of the separate federal regulation of thrifts. As a result, the Savings Bank would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate legislation recently enacted into law, the Savings Bank is required to recapture as taxable income approximately $780,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its reserve in the future. The Savings Bank has provided deferred taxes for this amount and will be permitted by such legislation to amortize the recapture of its bad debt reserve over six years.

Federal Income Taxes

The provision for federal income taxes declined by $241,000, or 160.7%, for the three months ended September 30, 1996, as compared to the same period in 1995. This decrease resulted primarily from the decline in net earnings before taxes of $713,000, or 159.2%. The effective tax rates were 34.1% and 33.5% for the three months ended September 30, 1996 and 1995, respectively.

                              ASB Financial Corp.


                                    PART II


ITEM 1.   Legal Proceedings

          Not applicable


ITEM 2.   Changes in Securities

          Not applicable


ITEM 3.   Defaults Upon Senior Securities

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          On October 23, 1996, the Corporation held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected three directors by the following votes:

          Victor W. Morgan:
                      For:  1,346,046   Against:  4,500   Abstain:  5,050

          Robert M. Smith:
                      For:  1,346,046   Against:  4,500   Abstain:  5,050

          Louis M. Schoettle:
                      For:  1,346,046   Against:  4,500   Abstain:  5,050

          The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 1997 fiscal year by the following vote:

                      For:  1,337,696   Against:  7,800   Abstain:  5,050


ITEM 5.   Other Information

          None


ITEM 6.   Exhibits and Reports on Form 8-K

          Financial Data Schedule for three months ended September 30, 1996.

                              ASB Financial Corp.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 8, 1996                          By:  Gerald R. Jenkins
                                                      ________________________
                                                      Gerald R. Jenkins
                                                      President and Chief
                                                      Executive Officer




Date:  November 8, 1996                          By:  Robert M. Smith
                                                      ________________________
                                                      Robert M. Smith
                                                      Vice President and
                                                      Chief Financial Officer