Form 10QSB
period 1996-12-31
ASB FINANCIAL CORP /OH
filed 1997-02-14
CIK 944304

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-25906

                               ASB FINANCIAL CORP.
       _________________________________________________________________
             (Exact name of registrant as specified in its charter)

            OHIO                                       31-1429488
_______________________________                  ______________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

503 Chillicothe Street
Portsmouth, Ohio                                  45662
______________________                          __________
(Address of principal                           (Zip Code)
executive office)

Issuers' telephone number, including area code: (614) 354-3177

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                              No _____

As of February 7, 1997, the latest practicable date, 1,721,412 shares of the registrant's common stock, without par value, were issued and outstanding.


                               Page 1 of 15 pages

                                      INDEX

                                                                          Page

PART I    -       FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition            3

                  Consolidated Statements of Earnings                       4

                  Consolidated Statements of Cash Flows                     5

                  Notes to Consolidated Financial Statements                7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               10


PART II   -       OTHER INFORMATION                                        14

SIGNATURES                                                                 15


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                         December 31,       June 30,
         ASSETS                                                             1996              1996
                                                                           ------            ------
Cash and due from banks                                                  $     954        $     411
Interest-bearing deposits in other financial institutions                    5,926            3,425
                                                                         ---------        ---------
         Cash and cash equivalents                                           6,880            3,836

Certificates of deposit in other financial institutions                      5,626            6,702
Investment securities available for sale - at market                        16,895           19,284
Mortgage-backed securities available for sale - at market                    9,746           10,728
Loans receivable - net                                                      69,027           68,455
Office premises and equipment - at depreciated cost                            899              940
Real estate acquired through foreclosure - net                                 663              663
Federal Home Loan Bank stock - at cost                                         691              667
Accrued interest receivable on loans                                            71              120
Accrued interest receivable on mortgage-backed securities                       88              110
Accrued interest receivable on investments and interest-
  bearing deposits                                                             396              479
Prepaid expenses and other assets                                              403              586
Prepaid federal income taxes                                                   258             --
Deferred federal income taxes                                                  181              352
                                                                         ---------        ---------

         Total assets                                                    $ 111,824        $ 112,922
                                                                         =========        =========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits $                                                                  87,406        $  83,395
Advances from the Federal Home Loan Bank                                     2,399            2,413
Other borrowed money                                                         3,000             --
Advances by borrowers for taxes and insurance                                  134              162
Accrued interest payable                                                        98              115
Other liabilities                                                            1,224            1,219
Accrued federal income taxes                                                  --                  5
                                                                         ---------        ---------
         Total liabilities                                                  94,261           87,309

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued                                                   --               --
  Common stock, 4,000,000 shares authorized, no par
    value; 1,721,412 and 1,713,960 shares issued and outstanding
    at December 31, 1996 and June 30, 1996                                    --               --
  Additional paid-in capital                                                 8,023           16,496
  Retained earnings                                                         10,966           11,173
  Shares acquired by stock benefit plans                                    (1,921)          (2,180)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                 495              124
                                                                         ---------        ---------
         Total shareholders' equity                                         17,563           25,613
                                                                         ---------        ---------

         Total liabilities and shareholders' equity                      $ 111,824        $ 112,922
                                                                         =========        =========


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                        For the six months        For the three months
                                                                        ended December 31,         ended December 31,
                                                                        1996          1995         1996          1995
                                                                       ------        ------       ------        ------
Interest income
  Loans                                                               $ 2,883       $ 2,688      $ 1,449       $ 1,339
  Mortgage-backed securities                                              356           358          169           189
  Investment securities                                                   789           794          441           383
  Interest-bearing deposits and other                                     185           202           89           105
                                                                      -------       -------      -------       -------
         Total interest income                                          4,213         4,042        2,148         2,016

Interest expense
  Deposits                                                              2,234         2,119        1,123         1,063
  Borrowings                                                               65            11           33             6
                                                                      -------       -------      -------       -------
         Total interest expense                                         2,299         2,130        1,156         1,069
                                                                      -------       -------      -------       -------

         Net interest income                                            1,914         1,912          992           947

Provision for losses on loans                                              22          --           --            --
                                                                      -------       -------      -------       -------

         Net interest income after provision for losses on loans        1,892         1,912          992           947

Other income
  Gain on sale of investment securities                                   105          --            105          --
  Other                                                                   109            73           57            31
                                                                      -------       -------      -------       -------
         Total other income                                               214            73          162            31

General, administrative and other expense
  Employee compensation and benefits                                      698           566          360           263
  Occupancy and equipment                                                  59            59           31            30
  Federal deposit insurance premiums                                      647            94           48            46
  Franchise taxes                                                         121            67           51            33
  Data processing                                                          86            84           43            39
  Other operating                                                         285           240          144           140
                                                                      -------       -------      -------       -------
         Total general, administrative and other expense                1,896         1,110          677           551
                                                                      -------       -------      -------       -------

         Earnings before income taxes                                     210           875          477           427

Federal income taxes
  Current                                                                  94           288          198           147
  Deferred                                                                (21)           12          (34)            3
                                                                      -------       -------      -------       -------
         Total federal income taxes                                        73           300          164           150
                                                                      -------       -------      -------       -------

         NET EARNINGS                                                 $   137       $   575      $   313       $   277
                                                                      =======       =======      =======       =======

         EARNINGS PER SHARE                                           $   .08       $   .36      $   .19       $   .17
                                                                      =======       =======      =======       =======



                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                        1996            1995
                                                                       ------          ------
Cash flows from operating activities:
  Net earnings for the period                                        $    137       $    575
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                     47             69
    Amortization of deferred loan origination fees                        (26)           (26)
    Depreciation and amortization                                          41             40
    Amortization of expense related to employee benefit plans             290            211
    Provision for losses on loans                                          22           --
    Gain on sale of investment securities                                (105)          --
    Federal Home Loan Bank stock dividends                                (24)           (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                         154            (12)
      Prepaid expenses and other assets                                   183            102
      Accrued interest payable                                            (17)           (28)
      Other liabilities                                                     5            (28)
      Federal income taxes
        Current                                                          (263)           (15)
        Deferred                                                          (21)            12
                                                                     --------       --------
         Net cash provided by operating activities                        423            878

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                       5,949          5,313
  Purchase of investment securities                                    (3,207)        (6,143)
  Proceeds from sale of investment securities                             105           --
  Purchase of mortgage-backed securities                                 --           (1,741)
  Principal repayments on mortgage-backed securities                    1,145          1,129
  Loan principal repayments                                            10,497          7,959
  Loan disbursements                                                  (11,065)       (11,013)
  Purchase of office equipment                                           --              (16)
  Decrease in certificates of deposit in other financial
     institutions - net                                                 1,076          1,505
                                                                     --------       --------
         Net cash provided by (used in) investing activities            4,500         (3,007)
                                                                     --------       --------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                        4,923         (2,129)
                                                                     --------       --------



                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                             1996            1995
                                                                            ------          ------
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                           $  4,923       $ (2,129)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                            4,011          2,589
  Repayment of Federal Home Loan Bank advances                                  (14)           (14)
  Proceeds from other borrowed money                                          3,000           --
  Advances by borrowers for taxes and insurance                                 (28)          (106)
  Purchase of shares for employee benefit plans                                --              (88)
  Proceeds from exercise of stock options                                       103           --
  Dividends paid on common stock                                             (8,951)          (256)
                                                                           --------       --------
         Net cash provided by (used in) financing activities                 (1,879)         2,125
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents                          3,044             (4)

Cash and cash equivalents at beginning of period                              3,836          5,926
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $  6,880       $  5,922
                                                                           ========       ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                   $    367       $    220
                                                                           ========       ========

    Interest on deposits and borrowings                                    $  2,316       $  2,158
                                                                           ========       ========

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities to an
    available for sale classification in accordance with SFAS No. 115      $   --         $ 22,486
                                                                           ========       ========

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                       $    371       $    516
                                                                           ========       ========


                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three and six months ended December 31, 1996 and 1995


    1.   BASIS OF PRESENTATION

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of ASB Financial Corp. (the Corporation) and American Savings Bank, fsb (the Savings Bank). All significant intercompany items have been eliminated.

    3.   EARNINGS PER SHARE

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,482 unallocated ESOP shares, totaled 1,619,645 and 1,620,812 for the six and three month periods ended December 31, 1996, respectively. Weighted-average common shares deemed outstanding, which gives effect to 111,352 unallocated ESOP shares, totaled 1,602,608 for each of the six and three month periods ended December 31, 1995. There is no dilutive effect associated with the Corporation's stock option plan.

    4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The

                               ASB Financial Corp.

          For the three and six months ended December 31, 1996 and 1995


    4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

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

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1996 TO
DECEMBER 31, 1996

At December 31, 1996, the Corporation's assets totaled $111.8 million, a decrease of $1.1 million, or 1.0%, from the $112.9 million of total assets at June 30, 1996. The decrease in assets resulted primarily from the $8.6 million return of capital distribution paid in December 1996, which was partially offset by growth in the deposit portfolio of $4.0 million and by an increase in borrowings of $3.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) increased by $2.0 million over June 30, 1996 levels, to a total of $12.5 million at December 31, 1996. Investment securities totaled $16.9 million at December 31, 1996, a decrease of $2.4 million, or 12.4%, from June 30, 1996 levels. During the six months ended December 31, 1996, $1.5 million of investment securities were sold and the proceeds utilized to fund a return of capital to shareholders. In addition, maturities of investment securities totaled $4.4 million, which were partially offset by purchases of $3.2 million during the six months ended December 31, 1996. Regulatory liquidity amounted to $16.5 million, or 17.5%, at December 31, 1996.

Loans receivable increased by $572,000, or .8%, during the six month period, to a total of $69.0 million at December 31, 1996. Loan disbursements amounted to $11.1 million and were almost entirely offset by principal repayments of $10.5 million. The allowance for loan losses totaled $884,000 at December 31, 1996 and June 30, 1996.

Deposits totaled $87.4 million at December 31, 1996, an increase of $4.0 million, or 4.8%, over June 30, 1996 levels. The growth in deposits can be primarily attributed to management's efforts to maintain a moderate rate of growth through marketing strategies.

Borrowings increased by $3.0 million during the six months ended December 31, 1996, to a total of $5.4 million. The increase resulted primarily from a $3.0 million short-term note used to partially fund the return of capital distribution.

American is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (OTS), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At December 31, 1996, American's tangible and core capital totaled $17.8 million, or 16.0%, of adjusted total assets, which exceeded the minimum requirements of $1.7 million and $3.3 million by $16.1 million and $14.5 million, respectively. American's risk-based capital of $18.4 million, or 35.6% of risk-weighted assets, exceeded the current 8% requirement by $14.3 million.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1996 TO DECEMBER 31, 1996 (continued)

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

Net earnings amounted to $137,000 for the six months ended December 31, 1996, a decrease of $438,000, or 76.2%, from the $575,000 of net earnings reported for the same period in 1995. The decrease in earnings resulted primarily from a $551,000 charge recorded as a result of the Savings Association Insurance Fund
(SAIF) recapitalization assessment, coupled with a $235,000 increase in general, administrative and other expense and a $22,000 increase in the provision for losses on loans, which were partially offset by a $141,000 increase in other income and a $227,000 decrease in the provision for federal income taxes.

NET INTEREST INCOME

Net interest income remained constant for the six months ended December 31, 1996, compared to the 1995 period. Interest income on loans increased by $195,000, or 7.3%, due primarily to a $5.8 million increase in the average balance of loans outstanding year to year. Interest income on investment securities and interest-bearing deposits and other decreased by $22,000, or 2.2%, due primarily to a decline in yield, which was partially offset by a $1.7 million increase in the average portfolio balance outstanding. Interest expense on deposits increased by $115,000, or 5.4%, due primarily to a $4.7 million increase in average deposits outstanding.

Interest expense on borrowings increased by $54,000, or 490.9%, due primarily to a $2.0 million increase in the average balance of borrowings outstanding.

PROVISION FOR LOSSES ON LOANS

The allowance for loan losses totaled $884,000 at both December 31, 1996 and June 30, 1996. Nonperforming loans totaled $1.2 million at both December 31, 1996 and June 30, 1996. The allowance for loan losses represented 75.2% and 76.3% of nonperforming loans as of December 31, 1996 and June 30, 1996, respectively. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the six month period ended December 31, 1996. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

PROVISION FOR LOSSES ON LOANS
(continued)

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

OTHER INCOME

Other income increased by $141,000, or 193.2%, for the six months ended December 31, 1996, compared to the same period in 1995, due primarily to a $105,000 gain on sale of investment securities, coupled with a $30,000 increase in rental income on real estate acquired via foreclosure.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $786,000, or 70.8%, during the six months ended December 31, 1996, compared to the same period in 1995. This increase resulted primarily from the $551,000 charge recorded in 1996 in connection with the SAIF recapitalization, coupled with a $132,000, or 23.3%, increase in employee compensation and benefits, a $54,000, or 80.6%, increase in franchise taxes and a $45,000, or 18.8%, increase in other operating expenses. The increase in employee compensation generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans which were implemented in conjunction with the Savings Bank's mutual-to-stock conversion. The increase in franchise taxes resulted from the increase in the Corporation's shareholders' equity following the conversion to stock form. The increase in other operating expense resulted primarily from an increase in professional fees related to the return of capital distribution.

Legislation to recapitalize the SAIF provided for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had $83.9 million in SAIF deposits at March 31, 1995, resulting in an assessment of approximately $551,000, or $364,000 after tax, which was recorded as a charge to operations in the quarter ended September 30, 1996, and was paid in November 1996.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (continued)

The legislation also provides for reduced premium rates for healthy savings associations beginning in 1997, estimated to be a rate of $.064 per $100 of SAIF insured deposits.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, and for the elimination of the federal thrift charter and of the separate federal regulation of thrifts. Pursuant to the merger, the Savings Bank would then be required to convert to a new charter and become subject to federal regulation as a bank. At this time, management is unsure as to what, if any, impact the more restrictive activity limits and capital requirements of federal banking law would have on the Savings Bank or the Corporation.

FEDERAL INCOME TAXES

The provision for federal income taxes decreased by $227,000, or 75.7%, for the six months ended December 31, 1996, as compared to the same period in 1995. This decrease resulted primarily from the decrease in net earnings before taxes of $665,000, or 76.0%. The effective tax rates were 34.8% and 34.3% for the six months ended December 31, 1996 and 1995, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

Net earnings amounted to $313,000 for the three months ended December 31, 1996, an increase of $36,000, or 13.0%, over the $277,000 of net earnings reported for the same period in 1995. The increase in earnings resulted primarily from a $45,000 increase in net interest income and a $131,000 increase in other income, which were partially offset by a $126,000 increase in general, administrative and other expense and a $14,000 increase in the provision for federal income taxes.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

NET INTEREST INCOME

Net interest  income  increased by $45,000,  or 4.8%, for the three months ended
December 31, 1996, compared to the 1995 period. Interest income on loans increased by $110,000, or 8.2%, due primarily to a $5.5 million increase in the average balance of loans outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $42,000, or 8.6%, due primarily to an increase in the average portfolio balance outstanding. Interest expense on deposits increased by $60,000, or 5.6%, due primarily to a $4.9 million increase in the balance of deposits outstanding year to year. Interest expense on borrowings increased by $27,000 due to an increase in the average balance of borrowings outstanding year to year.

OTHER INCOME

Other income totaled $162,000 for the three months ended December 31, 1996, an increase of $131,000, or 422.6%, over the comparable 1995 quarter. The increase resulted primarily from a $105,000 gain on sale of investment securities in 1996, coupled with an increase in rental income from operation of a parcel of real estate acquired through foreclosure.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $126,000, or 22.9%, during the three months ended December 31, 1996, compared to the same period in 1995. This increase resulted primarily from a $97,000, or 36.9%, increase in employee compensation and benefits and an $18,000, or 54.5%, increase in franchise taxes. The increase in employee compensation generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion. The increase in franchise taxes resulted primarily from the increase in shareholders' equity following the Corporation's conversion to stock form.

FEDERAL INCOME TAXES

The provision for federal income taxes increased by $14,000, or 9.3%, for the three months ended December 31, 1996, as compared to the same period in 1995. This increase resulted primarily from the increase in net earnings before taxes of $50,000, or 11.7%. The effective tax rates were 34.4% and 35.1% for the three months ended December 31, 1996 and 1995, respectively.

                               ASB Financial Corp.


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable


ITEM 2.  CHANGES IN SECURITIES

                  Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable


ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K None.

                  Financial data schedule for the six months ended December 31, 1996.

                               ASB Financial Corp.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 10, 1997                    By:  /s/ Gerald R. Jenkins
                                                 _______________________________
                                                     Gerald R. Jenkins
                                                     President and Chief
                                                     Executive Officer



Date:  February 10, 1997                    By:  /s/ Robert M. Smith
                                                 _______________________________
                                                     Robert M. Smith
                                                     Executive Vice President
                                                     and Chief Financial Officer