Form 10QSB
period 1997-03-31
ASB FINANCIAL CORP /OH
filed 1997-05-14
CIK 944304

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-25906

                               ASB FINANCIAL CORP.
             ______________________________________________________
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

                          Yes __X__           No _____


As of May 9, 1997, the latest practicable date, 1,721,412 shares of the registrant's common stock, without par value, were issued and outstanding.


                               Page 1 of 16 pages

                                      INDEX

                                      Page

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition       3

                  Consolidated Statements of Earnings                  4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements           7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          10


PART II  -        OTHER INFORMATION                                   15

SIGNATURES                                                            16



                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                         March 31,        June 30,
         ASSETS                                                            1997             1996
                                                                         ---------        --------
Cash and due from banks                                                 $     334       $     411
Interest-bearing deposits in other financial institutions                   2,599           3,425
                                                                        ---------       ---------
         Cash and cash equivalents                                          2,933           3,836

Certificates of deposit in other financial institutions                     4,457           6,702
Investment securities available for sale - at market                       17,547          19,284
Mortgage-backed securities available for sale - at market                   9,187          10,728
Loans receivable - net                                                     71,367          68,455
Office premises and equipment - at depreciated cost                           891             940
Real estate acquired through foreclosure - net                                663             663
Federal Home Loan Bank stock - at cost                                        703             667
Accrued interest receivable on loans                                           86             120
Accrued interest receivable on mortgage-backed securities                      83             110
Accrued interest receivable on investments and interest-
  bearing deposits                                                            392             479
Prepaid expenses and other assets                                             569             586
Prepaid federal income taxes                                                   77            --
Deferred federal income taxes                                                 459             352
                                                                        ---------       ---------

         Total assets                                                   $ 109,414       $ 112,922
                                                                        =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $  87,324       $  83,395
Advances from the Federal Home Loan Bank                                    2,391           2,413
Other borrowed money                                                          500            --
Advances by borrowers for taxes and insurance                                  81             162
Accrued interest payable                                                      637             115
Other liabilities                                                           1,264           1,219
Accrued federal income taxes                                                 --                 5
                                                                        ---------       ---------
         Total liabilities                                                 92,197          87,309

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued                                                  --              --
  Common stock, 4,000,000 shares authorized, no par value:
    1,721,412 and 1,713,960 shares issued and outstanding at
    March 31, 1997 and June 30, 1996                                         --              --
  Additional paid-in capital                                                8,023          16,496
  Retained earnings - restricted                                           11,028          11,173
  Shares acquired by employee benefit plans                                (1,921)         (2,180)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                 87             124
                                                                        ---------       ---------
         Total shareholders' equity                                        17,217          25,613
                                                                        ---------       ---------

         Total liabilities and shareholders' equity                     $ 109,414       $ 112,922
                                                                        =========       =========


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)


                                                               Nine months ended      Three months ended
                                                                   March 31,               March 31,
                                                               1997        1996        1997        1996

Interest income
  Loans                                                      $ 4,383      $4,074     $ 1,500      $1,386
  Mortgage-backed securities                                     518         549         162         191
  Investment securities                                        1,138       1,162         349         368
  Interest-bearing deposits and other                            253         293          68          91
                                                             -------      ------     -------      ------
         Total interest income                                 6,292       6,078       2,079       2,036

Interest expense
  Deposits                                                     3,374       3,196       1,140       1,077
  Borrowings                                                     113          20          48           9
                                                             -------      ------     -------      ------
         Total interest expense                                3,487       3,216       1,188       1,086
                                                             -------      ------     -------      ------

         Net interest income                                   2,805       2,862         891         950

Provision for losses on loans                                     22        --          --          --
                                                             -------      ------     -------      ------

         Net interest income after provision
           for losses on loans                                 2,783       2,862         891         950

Other income
  Gain (loss) on sale of investment securities                   103        --            (2)       --
  Other operating                                                178         123          69          50
                                                             -------      ------     -------      ------
         Total other income                                      281         123          67          50

General, administrative and other expense
  Employee compensation and benefits                           1,056         921         358         355
  Occupancy and equipment                                         89          90          30          31
  Federal deposit insurance premiums                             650         141           3          47
  Franchise taxes                                                175         133          54          66
  Data processing                                                132         127          46          43
  Other operating                                                400         352         115         112
                                                             -------      ------     -------      ------
         Total general, administrative and other expense       2,502       1,764         606         654
                                                             -------      ------     -------      ------

         Earnings before income taxes                            562       1,221         352         346

Federal income taxes
  Current                                                        278         400         184         112
  Deferred                                                       (88)         16         (67)          4
                                                             -------      ------     -------      ------
         Total federal income taxes                              190         416         117         116
                                                             -------      ------     -------      ------

         NET EARNINGS                                        $   372      $  805     $   235      $  230
                                                             =======      ======     =======      ======

         EARNINGS PER SHARE                                  $   .23      $  .50     $   .14      $  .14
                                                             =======      ======     =======      ======

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                       1997          1996
Cash flows from operating activities:
  Net earnings for the period                                                       $    372      $    805
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                    59           134
    Amortization of deferred loan origination fees                                       (38)          (28)
    Depreciation and amortization                                                         60            60
    Amortization of expense related to employee benefit plans                            290           211
    Provision for losses on loans                                                         22          --
    Gain on sale of investment securities                                               (103)         --
    Federal Home Loan Bank stock dividends                                               (36)          (33)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                        148           (67)
      Prepaid expenses and other assets                                                   17          (137)
      Accrued interest payable                                                           522           482
      Other liabilities                                                                   45            11
      Federal income taxes
        Current                                                                          (82)          (69)
        Deferred                                                                         (88)           16
                                                                                    --------      --------
         Net cash provided by operating activities                                     1,188         1,385

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                      6,449         8,138
  Proceeds from sales of investment securities designated as available for sale          103           865
  Purchase of investment securities                                                   (4,804)      (10,543)
  Purchase of mortgage-backed securities                                                --          (3,488)
  Principal repayments on mortgage-backed securities                                   1,518         1,670
  Loan principal repayments                                                           13,555        11,254
  Loan disbursements                                                                 (16,451)      (16,077)
  Purchase of office premises and equipment                                              (11)          (18)
  Decrease in certificates of deposit in other financial institutions - net            2,245         1,509
                                                                                    --------      --------
         Net cash provided by (used in) investing activities                           2,604        (6,690)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                     3,929         3,835
  Proceeds from Federal Home Loan Bank advances                                        2,000         1,000
  Repayment of Federal Home Loan Bank advances                                        (2,022)          (22)
  Proceeds from other borrowed money                                                   3,500          --
  Repayment of other borrowed money                                                   (3,000)         --
  Advances by borrowers for taxes and insurance                                          (81)         (175)
  Purchase of shares for employee benefit plans                                         --            (909)
  Proceeds from exercise of stock options                                                103          --
  Distributions paid on common stock                                                  (9,124)         (385)
                                                                                    --------      --------
         Net cash provided by (used in) financing activities                          (4,695)        3,344
                                                                                    --------      --------

Net decrease in cash and cash equivalents                                               (903)       (1,961)

Cash and cash equivalents at beginning of period                                       3,836         5,926
                                                                                    --------      --------

Cash and cash equivalents at end of period                                          $  2,933      $  3,965
                                                                                    ========      ========

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                  1997         1996
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                        $    367      $   383
                                                                                ========      =======

    Interest on deposits and borrowings                                         $  2,965      $ 2,735
                                                                                ========      =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure              $   --        $   138
                                                                                ========      =======

  Transfer of investments and mortgage-backed securities to an available
    for sale classification                                                     $   --        $22,486
                                                                                ========      =======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                  $    (37)     $     4
                                                                                ========      =======



                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and nine months ended March 31, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and American Savings Bank, fsb (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the Employee Stock Ownership Plan ("ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,482 unallocated ESOP shares, totaled 1,621,710 and 1,620,812 for the nine and three month periods ended March 31, 1997, respectively. Weighted-average common shares deemed outstanding, which gives effect to 111,352 unallocated ESOP shares, totaled 1,602,608 for each of the nine and three month periods ended March 31, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

    4.   Effects of Recent Accounting Pronouncements

    In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition

                               ASB Financial Corp.

           For the three and nine months ended March 31, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

    for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                               ASB Financial Corp.

           For the three and nine months ended March 31, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine months ended March 31, 1997, would have been $.23 and $.21, respectively. Basic and diluted earnings per share for the three months ended March 31, 1997, would have been $.14 and $.13, respectively.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to March 31, 1997

At March 31, 1997, the Corporation's assets totaled $109.4 million, a decrease of $3.5 million, or 3.1%, from the $112.9 million of total assets at June 30, 1996. The decrease in assets resulted primarily from the $8.6 million return of capital distribution paid in December 1996, which was partially offset by growth in savings deposits of $3.9 million.

Liquid assets (i.e., cash, interest-bearing deposits and certificates of deposit) decreased by $3.1 million from June 30, 1996 levels, to a total of $7.4 million at March 31, 1997. Investment securities totaled $17.5 million at March 31, 1997, a decrease of $1.7 million, or 9.0%, from June 30, 1996 levels. During the nine months ended March 31, 1997, $1.5 million of investment securities were sold to the Savings Bank and the proceeds utilized to fund a return of capital to shareholders. In addition, maturities of investment securities totaled $6.4 million, which were partially offset by purchases of $4.8 million. Regulatory liquidity amounted to $11.6 million, or 15.1%, at March 31, 1997.

Loans receivable increased by $2.9 million, or 4.3%, during the nine month period, to a total of $71.4 million at March 31, 1997. Loan disbursements amounted to $16.5 million and were partially offset by principal repayments of $13.6 million.

Deposits totaled $87.3 million at March 31, 1997, an increase of $3.9 million, or 4.7%, over June 30, 1996 levels. Management continued its efforts to obtain moderate growth in the deposit portfolio through marketing and pricing strategies.

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

At March 31, 1997, American's tangible and core capital totaled $13.0 million, or 12.2% of adjusted total assets, which exceeded the minimum requirements of $1.6 million and $3.2 million by $11.4 million and $9.8 million, respectively.
American's risk-based capital of $13.7 million, or 27.0% of risk-weighted assets, exceeded the current 8% requirement by $9.6 million.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996

General

Net earnings amounted to $372,000 for the nine months ended March 31, 1997, a decrease of $433,000, or 53.8%, from the $805,000 of net earnings reported for the same period in 1996. The decrease in earnings resulted primarily from a $551,000 charge recorded as a result of the one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment, coupled with a $187,000 increase in general, administrative and other expense, a $22,000 increase in the provision for losses on loans and a $57,000 decrease in net interest income, which were partially offset by a $158,000 increase in other income and a $226,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $57,000, or 2.0%, for the nine months ended March 31, 1997, as compared to the 1996 period. Interest income on loans increased by $309,000, or 7.6%, due primarily to a $5.5 million increase in the weighted-average balance of loans outstanding year-to-year. Interest income on mortgage-backed securities decreased by $31,000, or 5.6%, due to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $64,000, or 4.4%, due primarily to a $2.0 million decrease in the weighted-average portfolio balance outstanding. The decline in interest-earning assets was due primarily to the return of capital distribution which was paid in December 1996. Interest expense on deposits increased by $178,000, or 5.6%, due primarily to an increase in the cost of deposits year to year, and a $4.7 million increase in the weighted-average portfolio balance outstanding. Interest expense on borrowings increased by $93,000, or 465.0%, due primarily to a $1.7 million increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

The allowance for loan losses totaled $884,000 at March 31, 1997 and June 30, 1996. Nonperforming loans totaled $1.1 million at March 31, 1997, as compared to $1.2 million at June 30, 1996. The allowance for loan losses represented 82.5% and 76.3% of nonperforming loans as of March 31, 1997 and June 30, 1996, respectively.

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the nine month period ended March 31, 1997. The provision in the 1997 period resulted primarily to growth in the loan portfolio, as the level of nonperforming loans remained relatively constant over the nine month period. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996 (continued)

Provision for Losses on Loans (continued)

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decrease in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income

Other income increased by $158,000, or 128.5%, for the nine months ended March 31, 1997, as compared to the same period in 1996, due primarily to a $103,000 gain on sale of investment securities, coupled with a $30,000 increase in rental income on real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense increased by $738,000, or 41.8%, during the nine months ended March 31, 1997, compared to the same period in 1996. This increase resulted primarily from the $551,000 charge recorded in 1996 in connection with the SAIF recapitalization, coupled with a $135,000, or 14.7%, increase in employee compensation and benefits, a $42,000, or 31.6%, increase in franchise taxes and a $48,000, or 13.6%, increase in other operating expenses. The increase in employee compensation and benefits generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans. The increase in franchise taxes resulted from the overall increase in the Corporation's shareholders' equity. The increase in other operating expense resulted primarily from non-recurring consulting costs in the 1997 period.

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

The legislation also provides for reduced premium rates for healthy savings associations beginning in 1997, at a rate of $.064 per $100 of SAIF insured deposits.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996 (continued)

General, Administrative and Other Expense (continued)

Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate the Savings Bank under federal law as a bank or require the Savings Bank to change its charter. Such changes would likely change the types of activities in which the Savings Bank may engage and would probably subject the Savings Bank to more regulation by the FDIC. In addition, the Corporation might become subject to different holding company regulations.

Federal Income Taxes

The provision for federal income taxes decreased by $226,000, or 54.3%, for the nine months ended March 31, 1997, as compared to the same period in 1996. This decrease resulted primarily from a decrease in net earnings before tax of $659,000, or 54.0%. The effective tax rates were 33.8% and 34.1% for the nine months ended March 31, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1997 and 1996

General

Net earnings amounted to $235,000 for the three months ended March 31, 1997, an increase of $5,000, or 2.2%, over the $230,000 of net earnings reported for the same period in 1996. The increase in earnings resulted primarily from a $48,000 decrease in general, administrative and other expense and a $17,000 increase in other income, which were partially offset by a $59,000 decrease in net interest income.

Net Interest Income

Net interest income decreased by $59,000, or 6.2%, for the three months ended March 31, 1997, as compared to the 1996 quarter. Interest income on loans and mortgage-backed securities increased by $85,000, or 5.4%, due primarily to a $4.3 million increase in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by
$42,000, or 9.2%, due primarily to a $2.9 million decrease in the weighted-average portfolio balance outstanding. The decline in interest-earning assets was due primarily to such assets being redeployed to fund the return of capital distribution which was paid in December 1996. Interest expense on deposits and borrowings increased by $102,000, or 9.4%, due primarily to an $8.2 million increase in the weighted-average portfolio outstanding.

                               ASB Financial Corp.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1997 and 1996 (continued)

Other Income

Other income totaled $67,000 for the quarter ended March 31, 1997, an increase of $17,000, or 34.0%, over the comparable quarter in 1996. The increase was due primarily to rental income received on a parcel of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense decreased by $48,000, or 7.3%, during the three months ended March 31, 1997, as compared to the same period in 1996. This decrease resulted primarily from a $44,000, or 93.6%, decrease in federal deposit insurance premiums and a $12,000, or 18.2%, decrease in franchise taxes. The decrease in federal deposit insurance premiums resulted from the lower premium rates following the one-time SAIF recapitalization assessment paid in the second fiscal quarter. The decrease in franchise taxes resulted primarily from the decrease in shareholders' equity following the Corporation's return of capital distribution.

Federal Income Taxes

The provision for federal income taxes increased by $1,000, or .9%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase resulted primarily from the increase in net earnings before taxes of $6,000, or 1.7%. The effective tax rates were 33.2% and 33.5% for the three months ended March 31, 1997 and 1996, respectively.

                               ASB Financial Corp.


                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable


ITEM 2.  Changes in Securities

                  Not applicable


ITEM 3.  Defaults Upon Senior Securities

                  Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None


ITEM 5.  Other Materially Important Events

                  None


ITEM 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27: Financial Data Schedule for the nine month period ended March 31, 1997

                               ASB Financial Corp.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  5/13/97                          By: /s/ Gerald R. Jenkins
                                            ____________________________________
                                                Gerald R. Jenkins
                                                President




Date:  5/13/97                          By: /s/ Robert M. Smith
                                            ____________________________________
                                                Robert M. Smith
                                                Executive Vice President