Form 10KSB40
period 1997-06-30
ASB FINANCIAL CORP /OH
filed 1997-09-29
CIK 944304

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended June 30, 1997
                          -------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from______________to________________

                         Commission File Number: 0-25906

                               ASB FINANCIAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                       31-1429488
------------------------------                     ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)


 503 Chillicothe Street, Portsmouth, Ohio   45662       Issuer's telephone number: (614) 354-3177
 ------------------------------------------------                                  --------------
(Address of principal executive offices) (Zip Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      --------------------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
      --------------------------------------------------------------------
                                (Title of Class)

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The issuer's revenues for the fiscal year ended June 30, 1997 were $8.8 million.

                  Based upon the average of the bid and asked prices quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on September 24, 1997, was $17.5 million.

                  1,721,412 of the issuer's common shares were issued and outstanding on September 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the
                        fiscal year ended June 30, 1997.
   Part III of Form 10-KSB - Portions of the Proxy Statement for 1997 Annual
                            Meeting of Shareholders.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         ASB Financial Corp. ("ASB"), an Ohio corporation, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of American Savings Bank, fsb ("American"), a federal savings bank chartered under the laws of the United States. On May 10, 1995, ASB acquired all of the common shares issued by American upon its conversion from a mutual savings association to a stock savings association (the "Conversion").

GENERAL

         American is principally engaged in the business of originating real estate loans secured by first mortgages on one- to four-family residential real estate located in American's primary market area, which consists of the City of Portsmouth and contiguous areas of Scioto County, Ohio. American also makes loans secured by multifamily real estate (over four units) and nonresidential real estate and secured and unsecured consumer loans. In addition, American purchases interests in multifamily real estate and nonresidential real estate loans originated and serviced by other lenders. American also invests in mortgage-backed securities, U.S. Government agency obligations, obligations of state and political subdivisions, and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and loan principal and mortgage-backed security repayments.

         American conducts business from its office in Portsmouth, Ohio. American's primary market area for lending consists of Scioto County, Ohio, and for deposits consists of Scioto County and adjacent communities in the North Central Kentucky area.

         As a savings and loan holding company, ASB is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a federal savings bank, American is subject to regulation, supervision and examination by the OTS and the FDIC.

         ASB's activities have been limited primarily to holding the common stock of American since acquiring such common stock in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of American.

LENDING ACTIVITIES

         GENERAL. American's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family residential real estate located in American's primary market area. Loans secured by multifamily properties containing five units or more and nonresidential properties, including construction loans, are also offered by American. American also purchases interests in multifamily real estate loans and nonresidential real estate loans originated and serviced by other financial institutions. American does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, American originates consumer loans, including automobile loans, loans secured by deposit accounts, home improvement loans and a limited number of unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of American's loan portfolio at the dates indicated:


                                                                           At June 30,
                                              --------------------------------------------------------------------------
                                                    1997                     1996                         1995
                                              -------------------      --------------------       ----------------------
                                                         Percent                    Percent                      Percent
                                                         of total                  of total                     of total
                                              Amount      loans        Amount        loans        Amount          loans
                                              ------      -------      ------        ------       ------          ------
                                                                        (Dollars in thousands)
Real estate loans:
    One- to four-family residential          $50,481        66.3%    $48,302          68.0%      $45,929          71.4%
    Multifamily                                7,721        10.1       8,265          11.6         8,272          12.9
    Nonresidential and land                    5,520         7.3       3,401           4.8         4,048           6.3
    Construction                                 926         1.2       2,318           3.3         1,064           1.6
    Home equity                                3,464         4.6       1,800           2.5             -           -
    Commercial                                 2,824         3.7       2,412           3.4           946           1.5
                                             -------     -------     -------       -------       -------       -------
      Total real estate loans                 70,936        93.2      66,498          93.6        60,259          93.7
Consumer and other loans:
    Passbook                                     556          .7         586            .8           617           1.0
    Home improvement                           1,462         1.9       1,433           2.0         1,477           2.3
    Automobile                                 2,087         2.8       2,199           3.1         1,377           2.1
    Other                                      1,091         1.4         350            .5           575            .9
                                             -------     -------     -------       -------       -------       -------
      Total consumer and other loans           5,196         6.8       4,568           6.4         4,046           6.3
                                             -------     -------     -------       -------       -------       -------

Total loans                                   76,132       100.0%     71,066         100.0%       64,305         100.0%
                                                         =======                   =======                     =======
Less:
    Loans in process                             978                   1,529                       1,065
    Net deferred loan origination fees and
      unearned discounts                         198                     198                         194
    Allowance for loan losses                    820                     884                         893
                                             -------                 -------                     -------

Total loans net                              $74,136                 $68,455                     $62,153
                                             =======                 =======                     =======


         LOAN MATURITY. The following table sets forth the contractual maturity of American's total loans at June 30, 1997, before consideration of net items:


Due during the fiscal          One- to                                                 Consumer
year ending June 30,       four-family (1)    Multifamily     Nonresidential (2)    and other (3)        Total
--------------------       ---------------    ------------    ------------------    -------------        -----
                                                               (In thousands)

1998                         $  2,536            $1,044             $  792            $  3,235         $  7,607
1999                            2,746             1,127                930               1,986            6,789
2000                            2,971             1,215                972               1,899            7,057
2001-2002                       6,694             2,725              1,683               3,110           14,212
2003-2007                      21,858             1,610              1,143               1,254           25,865
2008-2012                      12,484                 -                  -                   -           12,484
2013 and thereafter             2,118                 -                  -                    -           2,118
                              -------            ------             ------             --------         -------
                              $51,407            $7,721             $5,520             $11,484          $76,132
                              =======            ======             ======             =======          =======

-----------------------------

(1)  Includes construction loans.

(2)  Includes land development loans.

(3)  Includes commercial loans.

         LOANS SECURED BY ONE-TO FOUR-FAMILY REAL ESTATE. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within American's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1997, American's one- to four-family residential real estate loan portfolio, including construction loans secured by one- to four-family residences, was approximately $51.4 million, or 67.5% of total loans.

         OTS regulations limit the amount which American may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. In accordance with such regulations, American makes loans on one- to four-family residences with LTVs of up to 95%. The principal amount of any loan which exceeds an 85% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

         Fixed-rate loans are offered by American, currently for terms of up to 20 years. Although fixed-rate loans were offered by American for terms of up to 25 years prior to October 1993, most of the fixed-rate loans in American's portfolio have terms of 15 years or less.

         Adjustable-rate residential real estate loans ("ARMs") are offered by American for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on one-year and three-year ARMs presently originated by American are tied to the one-year and three-year U.S. Treasury securities rates or the Previously Occupied Homes index published by the Federal Home Loan Bank (the "FHLB"). The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on a three-year ARM is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

         Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 1997, American's home equity loans totaled $3.5 million, or 4.6% of total loans.

         LOANS SECURED BY MULTIFAMILY REAL ESTATE. In addition to loans on one- to four-family properties, American originates and purchases interests in loans secured by multifamily properties containing over four units. Multifamily loans originated by American have terms of up to 15 years and a maximum LTV of 75%. Approximately 70% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. American attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. American requires that borrowers submit rent rolls and that all borrowers submit financial statements annually to enable American to monitor the loan.

         At June 30, 1997, loans secured by multifamily properties totaled approximately $7.7 million, or 10.1% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE AND LAND. At June 30, 1997, approximately $5.5 million, or 7.3% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, a hotel and an automobile dealership located in American's primary market area. Also included in American's nonresidential real estate loan portfolio are $1.7 million in participation interests which have been purchased in loans originated by other financial institutions.

         American has one land loan with a principal balance of $725,000 secured by developed land which has been subdivided for single-family home construction in Scioto County. Loans for the construction of nonresidential real estate are occasionally made by American. At June 30, 1997, American had no outstanding nonresidential real estate construction loans.

         Although the loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. American has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         CONSTRUCTION LOANS. Loans for the construction of single-family houses are made to individuals for the construction and permanent financing of their primary residences. Such loans are offered with adjustable rates for terms of up to 30 years and fixed rates for terms of up to 20 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 1997, construction loans, in the aggregate, totaled $926,000, or 1.2% of American's total loans. Approximately 80% of American's construction loans are secured by property in Scioto County.

         COMMERCIAL REAL ESTATE LOANS. At June 30, 1997, approximately $2.8 million, or 3.7% of American's total loans were secured by commercial real estate. American originates commercial loans for a maximum term of 15 years and which are secured by real estate with a LTV of up to 80%. These extensions of credit are typically secured by office buildings, retail stores and other commercial properties.

         CONSUMER AND OTHER LOANS. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans, including a loan to an automobile dealer leasing group, and unsecured personal loans. Consumer loans, other than loans on deposits, are made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 1997, American had approximately $1.1 million, or 1.4% of total loans, invested in consumer and other loans.

         Home improvement loans include loans insured by the Federal Housing Administration. Home improvement loans typically have a five-year term and fixed rates of interest.

         Consumer loans, particularly consumer loans which are unsecured or are secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by American's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee, the members of which are Directors Gerald Jenkins, Robert Smith, William Burke and Louis Schoettle. Any loan for more than $100,000 must be reviewed and approved by the full Board of Directors.

         If a real estate loan application is approved, either an attorney's opinion or title insurance is obtained on the real estate which will secure the mortgage loan. Most of the loans in American's portfolio have an attorney's opinion. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name American as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. American also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, American is originating both fixed-rate and ARM loans for its portfolio and not with the intention of selling such loans in the secondary market. The documentation for most of the loans in American's portfolio does not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association (" FNMA").

         To supplement loan demand in its primary market area, American purchases participation interests in multifamily and nonresidential real estate loans originated and serviced by other financial institutions. See "Loans Secured by Multifamily Real Estate" and "Loans Secured by Nonresidential Real Estate and Land." American does not purchase participation interests through brokers. Recent loan participations have been purchased primarily from a savings bank and a mortgage banking affiliate of a commercial bank headquartered in Ohio. Whole loans or participation interests purchased by American conform to American's underwriting criteria for loans originated by American. American intends to continue to purchase loans as suitable investment opportunities become available.

         The following table presents American's loan origination, purchase and sale activity for the periods indicated:


                                                                   Year ended June 30,
                                                         --------------------------------------
                                                         1997             1996             1995
                                                         ----             ----             ----
                                                                     (In thousands)
Loans originated:
  Adjustable-rate:
   One- to four-family real estate                       $ 1,385         $ 1,827          $ 1,251
   Multifamily real estate                                   352             636                -
   Nonresidential real estate                              2,298             112              782
                                                         -------         -------          -------
    Total adjustable-rate                                  4,035           2,575            2,033

  Fixed-rate:
   One- to four-family real estate                         9,886          11,324            5,701
   Nonresidential real estate                                  -             424              686
   Consumer                                                8,582           9,562            5,314
                                                         --------        -------          -------
    Total fixed-rate                                      18,468          21,310           11,701

Loans purchased                                              773           1,711            3,279
                                                         -------         -------          -------

    Total loans originated and purchased                  23,276          25,596           17,013

Reductions:
   Principal repayments                                   17,697          18,715           13,716
   Transfers from loans to real estate
    owned and repossessed assets                               -             138              525
                                                         -------         -------          -------
     Total reductions                                     17,697          18,853           14,241
Increase (decrease) in other
   items, net (1)                                            102            (441)              77
                                                         -------         -------          -------
Net increase                                             $ 5,681         $ 6,302          $ 2,849
                                                         =======         =======          =======

-----------------------------

(1) Consists of loans in process, unearned discounts and deferred loan origination fees and allowance for loan losses.


         FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable capital." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

         Based on such limits, American was able to lend approximately $2.1 million to one borrower at June 30, 1997. The largest loan American had outstanding to one borrower at June 30, 1997, was $2.5 million. At the time of its origination, this loan was within the applicable loans-to-one-borrower limitations and, as such, is exempt from the current limitation. Such loan was secured by automobile titles, assignments of leases and a guarantee of the leasing company and was current at June 30, 1997.

         LOAN ORIGINATION AND OTHER FEES. American realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. Loan payments are due on the first day of the month with the portion of the payment applicable to interest to accrue during the current month. When loan payments have not been made by the thirtieth of the month, late notices are sent. If payment is not received by the sixtieth day, second notices are sent and telephone calls are made to the borrower. Each loan bears a late payment penalty which is assessed as soon as such loan is more than 30 days delinquent. The late penalty for real estate loans is 3% and for consumer loans is 5% of the payment due.

         When a loan secured by real estate becomes delinquent more than 90 days, the Board of Directors reviews the loan and foreclosure proceedings are normally instituted and an appraisal of the collateral is performed. If the appraisal indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan. When a consumer loan becomes more than 90 days past due, a specific allowance for loss is established for the amount of the loan.

         The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                         At June 30, 1997
                        -------------------------------------------------------------------------------------------------------
                        Residential real estate    Nonresidential real estate          Consumer                 Total
                        -------------------------  --------------------------  ---------------------  -------------------------
                        Number   Amount      %(1)  Number     Amount   %(1)    Number  Amount   %(1)  Number  Amount      %(1)
                        ------   ------      ----  ------     ------   ------  ------  ------   ----  ------  ------      -----
                                                                      (Dollars in thousands)
Loans delinquent for:
  30-59 days              39     $1,199       1.6%       -     $-      - %     10      $41       .1%   49     $1,240       1.7%
  60-89 days              17        830       1.1        -      -      -        8       32       --    25        862       1.1
  90 days and over         6      1,052       1.4        -      -      -       10       93       .1    16      1,145       1.5
                          --     ------       ---        -     ---     ---     --     ----       --    --     ------       ---
  Total delinquent        62     $3,081       4.1%       -     $-      - %     28     $166       .2    90     $3,247       4.3%
  loans                   ==     ======       ===        =     ===     ===     ==     ====       ==    ==     ======       ===


                                                                         At June 30, 1996
                        -------------------------------------------------------------------------------------------------------
                        Residential real estate    Nonresidential real estate          Consumer                 Total
                        -------------------------  --------------------------  ---------------------  -------------------------
                        Number   Amount      %(1)  Number     Amount   %(1)    Number  Amount   %(1)  Number  Amount      %(1)
                        ------   ------      ----  ------     ------   ------  ------  ------   ----  ------  ------      -----
                                                                      (Dollars in thousands)
Loans delinquent for:
30-59 days                42     $1,386       2.0%    -     $ -      - %     17      $65       .1%     59     $1,451       2.0%
60-89 days                14      1,317       1.8      1      38     -        9       41       .1      24      1,396       2.0
90 days and over           9      1,026       1.4      1     115      .2      8       17       -       18      1,158       1.6
                          --     ------       ---      -     ---     ---     --     ----       -       --     ------       ---
Total delinquent          65     $3,729       5.2%     2    $153     .2%     34     $123       .2%    101     $4,005       5.6%
loans                     ==     ======       ===      =     ===     ===     ==     ====       ==     ===     ======       ===


                                                                         At June 30, 1995
                        -------------------------------------------------------------------------------------------------------
                        Residential real estate    Nonresidential real estate          Consumer                 Total
                        -------------------------  --------------------------  ---------------------  -------------------------
                        Number   Amount      %(1)  Number     Amount   %(1)    Number  Amount   %(1)  Number  Amount      %(1)
                        ------   ------      ----  ------     ------   ------  ------  ------   ----  ------  ------      -----
                                                                      (Dollars in thousands)
Loans delinquent for:
  30-59 days              45     $1,469       2.3%     2     $195    .3%     10      $40       .1%     57     $1,704       2.7%
  60-89 days              14        324        .5      1       77    .1       5       26       -       20        427        .6
  90 days and over        12      1,907       3.0      -       -     -        5       22       -       17      1,929       3.0
                          --     ------       ---      -      ---   ---      --     ----       --      --     ------       ---
  Total delinquent        71     $3,700       5.8%     3     $272    .4%     20      $88       .1%     94     $4,060       6.3%
  loans                   ==     ======       ===      =     ====    ==      ==      ===       ==      ==     ======       ===

------------------------------------

(1)  Percentages correlate to total loans before net items.

         Nonperforming assets include non-accrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual.

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:


                                                          At June 30,
                                                ------------------------------
                                                  1997        1996        1995
                                                ------      ------      ------

Non-accrual loans:
  One- to four-family                              $87        $164        $207
  Nonresidential                                   -           115         -
  Multifamily                                      862         862       1,700
  Consumer                                          42          17          22
                                                ------      ------      ------
   Total                                           991       1,158       1,929

Accruing loans delinquent
  90 days or more:                                 154         -           -
                                                ------      ------      ------

   Total nonperforming loans                     1,145       1,158       1,929

Real estate acquired through foreclosure:
  One- to four-family                              -           -           -
  Nonresidential                                   -           663         525
  Multifamily                                      -           -           -
                                                ------      ------      ------
   Total real estate acquired through
    foreclosure                                    -           663         525
                                                ------      ------      ------

  Total nonperforming assets                    $1,145      $1,821      $2,454
                                                ======      ======      ======

  Allowance for loan losses                       $820        $884        $893
                                                ======      ======      ======

  Nonperforming assets as a percent
    of  total assets (1)                          1.02%       1.61%       2.30%

  Allowance for loan losses as a percent of
    nonperforming loans                          71.62%      76.34%      46.29%

  Allowance for loan losses as a percent of
    nonperforming assets                         71.62%      48.54%      36.39%

----------
(1) The applicable asset totals are $112.5 million, $112.9 million and $106.9 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.


         For the year ended June 30, 1997, gross interest income which would have been recorded had non-accrual loans been current in accordance with their original terms was $9,000. There was no interest recorded on such loans during such period.

         Real estate acquired by American as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is recorded by American at the estimated fair value of the real estate, less estimated selling expenses, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent of fair value.

         American classifies its own assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that American will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of American is not warranted.

         The aggregate amounts of American's classified assets at the dates indicated were as follows:


                                                At June 30,
                                    ------------------------------------
                                    1997           1996             1995
                                    ----           ----             ----

Classified assets
  Substandard                       $949          $1,804          $2,432
  Doubtful                            -              -               -
  Loss                                42              59              22
                                    ----          ------          ------
   Total classified assets          $991          $1,863          $2,454
                                    ====          ======          ======


         American establishes general allowances for loan losses for loans classified as substandard or doubtful. Generally, American charges off the portion of any real estate loan deemed to be uncollectible, whereas a loss classification and corresponding reserve is used for consumer loans.

         American analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in American's primary lending area, such as unemployment data and the consumer price index, past loss experience and losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:


                                                           For the year ended June 30,
                                                      -----------------------------------------
                                                      1997             1996              1995
                                                      ----             ----              ----
                                                               (Dollars in thousands)

Balance at beginning of period                        $884             $893             $1,115
Charge-offs:
  Residential real estate loans (1)                    (22)              (9)               -
  Nonresidential real estate loans                     (64)             -                 (260)
  Consumer loans                                        (6)             -                   (4)
                                                     -----            -----            -------
  Total charge-offs                                    (92)              (9)              (264)
Recoveries                                             -                -                   32
                                                     -----            -----            -------
Net charge-offs                                        (92)              (9)              (232)
                                                                                       -------
Provision for losses on loans                           28              -                   10
                                                     -----            -----            -------
  Balance at end of period                            $820             $884               $893
                                                     =====            =====            =======

  Ratio of net charge-offs to average loans
     outstanding during the period                     .13%             .01%               .38%

(1)      Includes multifamily loans.


         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:


                                                                            At June 30,
                                         ------------------------------------------------------------------------------------
                                                  1997                          1996                          1995
                                         ----------------------        ----------------------        ------------------------
                                                    Percent of                    Percent of                      Percent of
                                                   loans in each                 loans in each                   loans in each
                                                    category to                   category to                     category to
                                         Amount     total loans        Amount     total loans        Amount       total loans
                                         ------     -----------        ------     -----------        ------       -----------
                                                                       (Dollars in thousands)
Balance at year end applicable to:
   Real estate loans                       $216         84.9%          $309           87.7%            $615          92.2%
   Consumer loans                            42         15.1             13           12.3               22           7.8
   Unallocated                              562           -             562             -               256            -
                                           ----        -----           ----          -----             ----         -----
   Total                                   $820        100.0%          $884          100.0%            $893         100.0%
                                           ====        =====           ====          =====             ====         =====


INVESTMENT ACTIVITIES

         OTS regulations require that American maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. American is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

         The following table sets forth the composition of American's investments, other than mortgage-backed securities, at the dates indicated:


                                                                       At June 30,
                                        ---------------------------------------------------------------------------
                                                 1997                       1996                      1995
                                        ----------------------     ---------------------     ----------------------
                                        Carrying       Percent     Carrying      Percent     Carrying      Percent
                                          Value       of total       Value      of total       Value       of total
                                          -----       --------       -----      --------       -----       --------
                                                                   (Dollars in thousands)
Investments designated
   as held to maturity:
    Interest-bearing deposits
      in other financial
      institutions (1)                    $  7,732        29.3%        $10,127      34.4%      $14,942      48.5%
    U.S. Government
      agency obligations                         -           -               -         -        14,107      45.8
                                           -------       -----         -------     -----       -------     -----

    Total investments designated as
      held to maturity (2)                   7,732        29.3          10,127      34.4        29,049      94.3

Investments designated
  as available for sale:
    U.S. Government
      agency obligations                    17,960        68.0          18,771      63.8         1,357       4.4
    FHLMC stock                                700         2.7             513       1.8           411       1.3
                                           -------       -----         -------     -----       -------     -----

    Total investments designated
      as available for sale                 18,660        70.7          19,284      65.6         1,768       5.7
                                           -------       -----         -------     -----       -------     -----

Total investments                         $ 26,392       100.0%        $29,411     100.0%      $30,817     100.0%
                                           =======       =====         =======     =====       =======     =====

-----------------------------

(1)      Includes interest-bearing deposits and certificates of deposit.

(2) At June 30, 1997, 1996 and 1995, the market value of American's investment securities, held to maturity, totaled $7.7 million, $10.1 million and $29.0 million, respectively.


         The following table sets forth information regarding the maturities, book value and weighted average yields of American's investment securities, other than mortgage-backed securities, at June 30, 1997:


                             Less than 1 Year      1-5 Years         5-10 Years            10-20 Years           Total
                            ------------------ ------------------ ------------------  ------------------  ----------------
                                      Weighted           Weighted           Weighted            Weighted
                            Amortized  average Amortized  average Amortized  average  Amortized  average  Amortized  Market
                               cost     yield    cost     yield     cost      yield     cost      yield     cost     value
                               ----     -----    ----     -----     ----      -----     ----      -----     ----     -----
                                                                  (Dollars in thousands)
Investments designated as
  held to maturity:
  Certificates of deposit
    in other financial
    institutions              $2,545     6.00%  $1,713     6.63%    $    -        -%   $    -         -%   $ 4,258  $ 4,258
Investments designated as
  available for sale:
  U.S. Government
    agency obligations           350     5.27    3,758     6.34     11,029     7.32     2,918      7.84     18,055   17,960
  FHLMC stock                              -                  -                   -                   -         20      700
                              ------     ----   ------     ----    -------     ----    ------      ----    -------  -------
       Total                  $2,895     5.91   $5,471     6.42    $11,029     7.32    $2,918      7.84    $22,333  $22,918
                              ======     ====   ======     ====    =======     ====    ======      ====    =======  =======

         In addition to the foregoing investment securities, American has been an active purchaser of mortgage-backed securities. At June 30, 1997, mortgage-backed securities totaled $8.6 million, or 7.6% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, primarily participations or pass-through securities, issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA. Although American's investment policy does not prohibit investment in collateralized mortgage obligations ("CMOs") or real estate mortgage investment conduits ("REMICs"), it has been American's practice generally not to purchase CMOs, REMICs or other forms of derivative instruments.

         American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. All of American's mortgage-backed securities are fixed-rate securities. Although fixed-rate securities generally have a higher yield at the time of origination than adjustable-rate securities, the interest rate risk associated with fixed-rate securities is higher. The following table sets forth details of American's investment in mortgage-backed securities, including those designated as available for sale, at the dates indicated.


                                               At June 30, 1997                                   At June 30, 1996
                                ----------------------------------------------    --------------------------------------------------
                                              Gross        Gross                                Gross        Gross
                                Amortized   unrealized  unrealized  Estimated     Amortized   unrealized   unrealized    Estimated
                                  cost        gains       losses    fair value       cost        gains       losses      fair value
                                  ----        -----       ------    ----------       ----        -----       ------      ----------
                                                                       (In thousands)
Held to maturity:
  FHLMC participation
  certificates                   $  -          $ -         $ -        $  -          $   -          $ -         $ -         $   -
  GNMA participation                                                                                             -
  certificates                      -            -           -           -              -            -                         -
  FNMA participation                                                                                             -
  certificates                      -            -           -           -              -            -                         -
  FHLMC REMIC                       -            -           -           -              -            -           -             -
                                 ------        ----        ---        ------        -------        ----        ----        -------
    Total                           -            -           -           -              -            -           -             -

Available for sale:
  FHLMC participation
  certificates                    3,067          34         34         3,067          4,119          38          57          4,100
  FNMA participation
  certificates                    1,637          23         21         1,639          2,135          30          27          2,138
  GNMA participation
  certificates                    3,817          61         24         3,854          4,463          81          54          4,490
                                 ------        ----        ---        ------        -------        ----        ----        -------
    Total mortgage-backed
    securities                   $8,521        $118        $79        $8,560        $10,717        $149        $138        $10,728
                                 ======        ====        ===        ======        =======        ====        ====        =======

                                               At June 30, 1995
                                ----------------------------------------------
                                                Gross       Gross
                                Amortized    unrealized  unrealized   Estimated
                                   cost         gains      losses    fair value
                                 -------        ----        ----        -------
Held to maturity:
  FHLMC participation
  certificates                   $ 4,227        $ 27        $114        $ 4,140
  GNMA participation
  certificates                     2,089          36          15          2,110
  FNMA participation
  certificates                     1,519          21           2          1,538
  FHLMC REMIC                        -            -           -             -
                                 -------        ----        ----        -------
    Total                          7,835          84         131          7,788

Available for sale:
  FHLMC participation
  certificates                       -            -           -             -
  FNMA participation
  certificates                       -            -           -             -
  GNMA participation
  certificates                     2,276          24          -           2,300
                                 -------        ----        ----        -------
    Total mortgage-backed
    securities                   $10,111        $108        $131        $10,088
                                 =======        ====        ====        =======

DEPOSITS AND BORROWINGS

         GENERAL. Deposits are the primary source of American's funds for use in lending and other investment activities. In addition to deposits, American derives funds from interest payments and principal repayments on loans and mortgage-backed securities and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions.

         DEPOSITS. Deposits are attracted principally from within American's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market deposit accounts, money market checking accounts, regular passbook savings accounts, Christmas Club accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of American based on American's liquidity requirements, growth goals and interest rates paid by competitors. American does not use brokers to attract deposits. The amount of deposits from outside American's primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:



                                         1997                   1996                   1995
                                 --------------------   --------------------   ---------------------
                                             Percent                Percent                 Percent
                                             of total               of total                of total
                                 Amount      deposits   Amount      deposits   Amount       deposits
                                 ------      --------   ------      --------   ------       --------
                                                       (Dollars in thousands)
Transaction accounts:
  Passbook accounts             $ 7,379         8.2%   $ 7,225         8.7%   $ 7,278         9.2%
  Demand, NOW and Super NOW
   accounts                       4,435         4.9      3,448         4.2      2,471         3.1
  Money market deposit
   accounts                       7,785         8.7      9,001        10.8      8,319        10.5
                                -------       -----    -------       -----    -------       -----

    Total transaction            19,599        21.8     19,674        23.6     18,068        22.8
      accounts

Certificates of deposit:
   4.00 - 4.99%                     402          .4        474          .5        723          .9
   5.00 - 5.99%                  52,404        58.4     27,525        33.0     40,949        52.0
   6.00 - 6.99%                  17,265        19.2     35,638        42.7     19,068        24.1
   7.00 - 7.99%                      30          .1         36          .1         35          .1
   8.00 - 8.99%                      52          .1         48          .1         45          .1
                                -------       -----    -------       -----    -------       -----

    Total certificates of
     deposit                     70,153        78.2     63,721        76.4     60,820        77.2
                                -------       -----    -------       -----    -------       -----

  Total deposits                $89,752       100.0%   $83,395       100.0%   $78,888       100.0%
                                =======       =====    =======       =====    =======       =====

         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:


                                                 June 30,
                                 ----------------------------------------------
                                  1997               1996                  1995
                                 ------             -------                ----
                                                (In thousands)

  Less than one year             $42,468            $44,345             $32,815
  One to two years                22,606             10,065              21,663
  Two to three years               4,095              5,748               3,269
  Over three years                   984              3,563               3,073
                                 -------            -------             -------
                                 $70,153            $63,721             $60,820
                                 =======            =======             =======


         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1997:


                                                                          At June 30,1997
                                                                          ---------------
  Certificates of deposit with balances of $100,000                         (In thousands)
  or more maturing in quarter ending (1):
      September 30, 1997                                                       $ 2,214
      December 31, 1997                                                            961
      March 31, 1998                                                             1,506
      June 30, 1998                                                              1,457
      After  June 30, 1998                                                       4,361
                                                                              --------

       Total certificates of deposit with balances of $100,000 or more         $10,499
                                                                               =======
-----------------------------

(1) Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:


                                          Year ended June 30,
                                   1997           1996            1995
                                ---------       --------       ---------
                                          (Dollars in thousands)

Beginning balance               $  83,395       $ 78,888       $  82,514
Deposits                          118,033         91,423         107,396
Withdrawals                      (114,836)       (89,410)       (113,796)
Interest credited                   3,160          2,494           2,774
                                ---------       --------       ---------
Ending balance                  $  89,752       $ 83,395       $  78,888
                                =========       ========       =========

Net increase (decrease)         $   6,357       $  4,507       $  (3,626)
                                =========       ========       =========
Percent increase (decrease)          7.62%          5.71%          (4.39)%
                                     ====           ====           =====



         BORROWINGS. American's other sources of funds include advances from the FHLB. As a member of the FHLB, American is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. In addition to advances from the FHLB, American has borrowed money totaling $500,000 at an interest rate of 8.88% maturing in 2001.

         The following table sets forth certain information as to American's FHLB advances and other borrowings at the dates indicated:


                                                                  At June 30,
                                                    --------------------------------------
                                                    1997              1996            1995
                                                    ----              ----            ----
                                                            (Dollars in thousands)

FHLB advances                                      $2,884            $2,413           $442
Weighted  average  interest  rate of FHLB
   advances                                          5.65%             4.95%          3.16%

Other borrowed money                                 $500                 -              -
Weighted  average  interest rate of other                                                -
   borrowed money                                    8.88%                -


         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:


                                                     Year ended June 30,
                                             ------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
                                                    (Dollars in thousands)
FHLB advances:
   Maximum balance                           $2,889          $2,413           $466
   Average balance                            2,514             684            460
   Weighted average interest rate              5.65%           5.12%          3.16%

Other borrowed money:
   Maximum balance                             $500               -              -
   Average balance                              333               -              -
   Weighted average interest rate              8.88%              -              -
                                                               ====            ====


COMPETITION

         American competes for deposits with other savings banks, savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, American competes with other savings banks, savings associations, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. American competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

SUBSIDIARY ACTIVITIES

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 1997, the stock held by the service corporation had a book value of $15,000. Additionally, during the year ended June 30, 1996, American distributed $18,000 to ASL which was invested in the Money Concepts Financial Planning Centre, bringing the total assets of ASL to approximately $33,000 at June 30, 1997.

PERSONNEL

         As of June 30, 1997, American had 22 full-time employees and 2 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and has established the ASB

Financial Corp. Employee Stock Ownership Plan. None of the employees of American are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), ASB is subject to regulation, examination and oversight by the OTS. American is also subject to regulation, examination and oversight by the OTS and the FDIC. ASB and American must file periodic reports with these governmental agencies concerning their activities and financial condition. American is also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and American may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which American may engage and would probably subject American to more regulation by the FDIC. In addition, ASB might become subject to a different set of holding company regulations limiting the activities in which ASB may engage and subjecting ASB to additional regulatory requirements, including separate capital requirements. At this time, ASB cannot predict when or whether Congress may actually pass legislation regarding ASB's and American's regulatory requirements or charter. Although such legislation may change the activities in which ASB or American are authorized to engage, it is not anticipated that the current activities of either ASB or American will be materially affected by those activity limits.

OTS REGULATION

         SUPERVISION AND EXAMINATION. The OTS is responsible for the regulation and supervision of all savings associations, including American. American must undergo a full-scope, on-site examination by the OTS at least (a) once every twelve months, if it has total assets of $250 million or more, or (b) once every eighteen months, if it has total assets of less than $250 million and satisfies other specified criteria.

         The OTS issues regulations governing the operations of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe permissible activities for federally chartered associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

         LIQUIDITY. OTS regulations require that American maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The average eligible liquidity of American, as computed under current regulations, was approximately $4.7 million, or 11.1%, for the month of June 1997, and exceeded the applicable 5% liquidity requirement by approximately $2.6 million.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, and stock issued by any FHLB, the FHLMC or the Federal National Mortgage Association ("FNMA"). Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association will qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1997, American met the QTL test.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations, including American, to make capital distributions, including dividend payments. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. American meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         Tier 2 associations, which before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements, may make capital distributions of up to 75% of net income over the most recent four-quarter period. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that American can lend to one borrower to an amount equal to 15% of its Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At June 30, 1997, American was in compliance with these lending limits, with its largest extension of credit to one borrower being $2.5 million.

         REGULATORY CAPITAL REQUIREMENTS. American is required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement, and a risk-based capital requirement.

         The leverage limit requires "core capital" of at least 3% of total assets. "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations and certain purchased mortgage servicing rights.

         The tangible capital requirement provides that American must maintain "tangible capital" of not less than 1.5% of its adjusted total assets. "Tangible capital" is defined as core capital minus any "intangible assets."

         Pursuant to the risk-based capital requirement, American must maintain total capital, which consists of core or Tier 1 capital and certain general valuation reserves of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

         The following tables present certain information regarding compliance by American with applicable regulatory capital requirements at June 30, 1997:


                                                           At June 30, 1997
                         -----------------------------------------------------------------------------------
                               Actual capital             Regulatory requirement           Excess capital
                         -----------------------          ---------------------          -------------------
                         Amount            Ratio          Amount          Ratio          Amount        Ratio
                         ------            -----          ------          -----          ------        -----
                                                          (Dollars in thousands)

Tangible capital         $13,321            12.1%         $1,650           1.5%         $11,671       10.6%

Core Capital              13,321            12.1           3,300           3.0           10,021        9.1

Risk-based capital        13,855            26.9           4,123           8.0            9,732       18.9


         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings association. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition.

         An undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital levels at June 30, 1997, met the standards for the highest category, a "well-capitalized" institution.

FEDERAL DEPOSIT INSURANCE CORPORATION

        The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations. American is a member of the SAIF, and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including American, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on American and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF-insured deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, part of the cost of prior thrift failures, which had previously been paid only by SAIF members, will be paid by BIF members. As a result, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        American had $83.9 million in deposits at March 31, 1995. American paid a special assessment of $551,000 in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment was tax-deductible, but reduced earnings for the year June 30, 1997.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, American may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. American was in compliance with these requirements at June 30, 1997.

CHANGE IN CONTROL

         The Federal Deposit Insurance Act (the "FDIA") provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company, unless 60-days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances, where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock. These restrictions do not apply to holding company acquisitions. See "Holding Company Regulation".

HOLDING COMPANY REGULATION

         ASB is a unitary savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. ASB is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the subsidiary institutions.

         Generally, no savings and loan holding company may (i) acquire or retain control of a savings association or another savings and loan holding company or control the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary, without the prior written approval of the Director of the OTS. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash, without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Federal law provides that an insured institution shall be liable for any loss incurred by the FDIC in connection with the default or potential default of, or federal assistance provided to, an insured institution which is controlled by the same holding company. Such loss would be apportioned among all of the insured institutions controlled by the holding company.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At June 30, 1997, American was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANK SYSTEM

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, American is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. ASB is in compliance with this requirement with an aggregate investment by American in FHLB of Cincinnati stock of $675,000 at June 30, 1997.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required to obtain and to maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

FEDERAL TAXATION

         ASB and American are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, ASB and American may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, including American, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1994, 1993 and 1992 ASB used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and American's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1997, American's pre-1988 reserves for tax purposes totaled approximately $1.9 million. ASB believes American had approximately $4.0 million of accumulated earnings and profits for tax purposes as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "REGULATION - OTS Regulations -- Limitations on Capital Distributions." No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of ASB have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of ASB.

OHIO TAXATION

         The ASB is subject to the Ohio corporation franchise tax, which, as applied to ASB, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         A special litter tax is also applicable to all corporations, including ASB, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. IF the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of American determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. DESCRIPTION OF PROPERTY

                  American owns the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located. At June 30, 1997, the net book value of the main office property was $517,000, and American's office premises and equipment had a total net book value of $944,000. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

                  American also owns two parcels of real estate in downtown Portsmouth, Ohio, with a book value of approximately $200,000. The properties were purchased in November 1994 and April 1997. American plans to construct or expand a drive-through and ATM facility on the properties.

ITEM 3. LEGAL PROCEEDINGS

                  Neither ASB nor American is presently involved in any legal proceedings of a material nature. From time to time, American is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by American.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 1997 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 6, 1997, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

                  The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3.1 Articles of Incorporation (incorporated by reference)

                           3.2      Code of Regulations (incorporated by
                                    reference)

                           10.1 ASB Financial Corp. 1995 Stock Option and Incentive Plan (incorporated by reference)

                           10.2 American Savings Bank, fsb Management Recognition and Retention Plan and Trust Agreement (incorporated by reference)

                           13 Annual Report (the following parts of which are incorporated herein by reference:
                                    "Market Price of ASB Common Shares and
                                    Related Shareholder Matters;" "Management's
                                    Discussion and Analysis of Financial
                                    Condition and Results of Operations;" and Consolidated Financial Statements.)

                           20       Proxy Statement

                           21       Subsidiaries of ASB Financial Corp.
                                    (incorporated by reference)

                           27       Financial Data Schedule

                  (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASB FINANCIAL CORP.


                                         By /s/ Gerald R. Jenkins
                                            ------------------------------
                                              Gerald R. Jenkins
                                              President
                                              (Principal Executive Officer)

                                         Date: September 22, 1997

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  By /s/ Gerald R. Jenkins                   By /s/ Robert M. Smith
    ------------------------------              --------------------------------
       Gerald R. Jenkins                           Robert M. Smith
       President and Director                      Vice President and Director
                                                   (Principal Financial Officer)


  Date: September 22, 1997             Date: September 22, 1997



  By  /s/ William J. Burke             By  /s/ Lee O. Fitch
     ------------------------------       ------------------------------
       William J. Burke                     Lee O. Fitch
       Director                             Director



  Date: September 22, 1997            Date: September 22, 1997


  By  /s/ Victor W. Morgan            By  /s/ Louis M. Schoettle
     ------------------------------       ------------------------------
      Victor W. Morgan                     Louis M. Schoettle
      Director                             Director


  Date: September 22, 1997            Date: September 22, 1997

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
------     -----------


 3.1       Articles of Incorporation of ASB Financial Corp.     Incorporated by reference to the Form
                                                                10-KSB for fiscal year ended June 30,
                                                                1995 filed by ASB on September 28, 1995
                                                                (the "1995 Form 10-KSB") with the
                                                                Securities and Exchange Commission (the
                                                                "SEC"), Exhibit 3.3

 3.4       Code of Regulations of ASB Financial Corp.           Incorporated by reference to the Form
                                                                10-KSB, Exhibit 3.5

 10.1      ASB Financial Corp. 1995 Stock Option and Incentive  Incorporated by reference to the Form
            Plan                                                10-KSB for the fiscal year ended June 30,
                                                                1996 filed with the SEC on September 30,
                                                                1996, (the "1996 Form 10-KSB") Exhibit
                                                                10.1

 10.2      American Savings Bank, fsb Recognition and           Incorporated by reference to the 1996
           Retention Planand Trust Agreement                    Form 10-KSB, Exhibit 10.2

 13        1997 Annual Report to Shareholders

 20        Proxy Statement

 21        Subsidiaries of ASB Financial Corp.                  Incorporated by reference to the 1995
                                                                Form 10-KSB, Exhibit 21

 27        Financial Data Schedule

