Form 10-Q
period 1997-09-30
ASB FINANCIAL CORP /OH
filed 1997-11-14
CIK 944304

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               --------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-25906

                               ASB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

        Ohio                                                 31-1429488
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

503 Chillicothe Street
Portsmouth, Ohio                                                45662
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code: (614)  354-3177

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                No

As of November 12, 1997, the latest practicable date, 1,668,698 shares of the registrant's common stock, without par value, were issued and outstanding.










                               Page 1 of 14 pages

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Operations                        4

            Consolidated Statements of Cash Flows                        5

            Notes to Consolidated Financial Statements                   7

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  10


PART II - OTHER INFORMATION                                             13

SIGNATURES                                                              14


                                                ASB Financial Corp.

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                1997                1997

Cash and due from banks ................................................................  $     339           $     376
Interest-bearing deposits in other financial institutions ..............................      3,560               3,474
                                                                                           --------            --------
         Cash and cash equivalents .....................................................      3,899               3,850

Certificates of deposit in other financial institutions ................................      3,759               4,258
Investment securities available for sale - at market ...................................     17,492              18,660
Mortgage-backed securities available for sale - at market ..............................      8,185               8,560
Loans receivable - net .................................................................     76,076              74,136
Office premises and equipment - at depreciated cost ....................................        927                 944
Federal Home Loan Bank stock - at cost .................................................        688                 675
Accrued interest receivable on loans ...................................................        134                  95
Accrued interest receivable on mortgage-backed securities ..............................         72                  78
Accrued interest receivable on investments and interest-
  bearing deposits .....................................................................        375                 356
Prepaid expenses and other assets ......................................................        545                 604
Prepaid federal income taxes ...........................................................         98                  62
Deferred federal income taxes ..........................................................        199                 191
                                                                                            -------             -------

         Total assets ..................................................................   $112,449            $112,469
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits ...............................................................................  $  89,254           $  89,752
Advances from the Federal Home Loan Bank ...............................................      2,876               2,884
Other borrowed money ...................................................................        500                 500
Advances by borrowers for taxes and insurance ..........................................        102                 169
Accrued interest payable ...............................................................        745                 112
Other liabilities ......................................................................      1,460               1,351
                                                                                           --------             -------
         Total liabilities .............................................................     94,937              94,768

SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued ............................................................         -                   -
  Common stock, 4,000,000 shares authorized, no par
    value; 1,721,412 shares issued .....................................................         -                   -
  Additional paid-in capital ...........................................................      8,023               8,023
  Retained earnings ....................................................................     11,263              11,187
  Shares acquired by stock benefit plans ...............................................     (1,921)             (1,921)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects .........................................................        424                 412
  Less 21,590 shares of treasury stock - at cost .......................................       (277)                 -
                                                                                           --------            --------
         Total shareholders' equity ....................................................     17,512              17,701
                                                                                           --------            --------

         Total liabilities and shareholders' equity ....................................   $112,449            $112,469
                                                                                            =======             =======


                                                ASB Financial Corp.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the three months ended September 30,
                                         (In thousands, except share data)

                                                                                                 1997              1996

Interest income
  Loans .....................................................................................  $1,568            $1,434
  Mortgage-backed securities ................................................................     152               187
  Investment securities .....................................................................     375               348
  Interest-bearing deposits and other .......................................................      69                96
                                                                                               ------             -----
         Total interest income ..............................................................   2,164             2,065

Interest expense
  Deposits ..................................................................................   1,194             1,111
  Borrowings ................................................................................      55                32
                                                                                                -----             -----
         Total interest expense .............................................................   1,249             1,143
                                                                                                -----             -----

         Net interest income ................................................................     915               922

Provision for losses on loans ...............................................................      -                 22
                                                                                                -----             -----

         Net interest income after provision for losses on loans ............................     915               900

Other income ................................................................................      65                52

General, administrative and other expense
  Employee compensation and benefits ........................................................     334               338
  Occupancy and equipment ...................................................................      29                28
  Federal deposit insurance premiums ........................................................      14               599
  Franchise taxes ...........................................................................      78                70
  Other operating ...........................................................................     157               184
                                                                                               ------             -----
         Total general, administrative and other expense ....................................     612             1,219
                                                                                               ------             -----

         Earnings (loss) before income taxes (credits) ......................................     368              (267)

Federal income taxes (credits)
  Current ...................................................................................     136              (104)
  Deferred ..................................................................................     (14)               13
                                                                                               ------            ------
         Total federal income taxes (credits) ...............................................     122               (91)
                                                                                               ------            ------

         NET EARNINGS (LOSS) ................................................................ $   246           $  (176)
                                                                                               ======            ======

         EARNINGS (LOSS) PER SHARE ..........................................................    $.16             $(.11)
                                                                                                  ===              ====



                                                ASB Financial Corp.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the three months ended September 30,
                                                  (In thousands)

                                                                                                 1997              1996

Cash flows from operating activities:
  Net earnings (loss) for the period .......................................................  $   246           $  (176)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net .....................................       11                (7)
    Amortization of deferred loan origination fees .........................................      (17)              (13)
    Depreciation and amortization ..........................................................       20                28
    Provision for losses on loans ..........................................................       -                 22
    Federal Home Loan Bank stock dividends .................................................      (13)              (12)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ..........................................................      (52)               46
      Prepaid expenses and other assets ....................................................       59                66
      Accrued interest payable .............................................................      633               540
      Other liabilities ....................................................................      109               669
      Federal income taxes
        Current ............................................................................      (36)             (217)
        Deferred ...........................................................................      (14)               13
                                                                                              -------           -------
         Net cash provided by operating activities .........................................      946               959

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities ..........................................    1,650             1,480
  Purchase of investment securities designated as available for sale .......................     (468)           (1,850)
  Principal repayments on mortgage-backed securities .......................................      371               457
  Loan principal repayments ................................................................    3,083             3,816
  Loan disbursements .......................................................................   (5,006)           (4,980)
  Purchase of office premises and equipment ................................................       (3)               (7)
  Decrease in certificates of deposit in other financial institutions - net ................      496               497
                                                                                               ------            ------
         Net cash provided by (used in) investing activities ...............................      123              (587)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts ..............................................     (498)              508
  Repayment of Federal Home Loan Bank advances .............................................       (8)               (7)
  Advances by borrowers for taxes and insurance ............................................      (67)              (69)
  Dividends paid on common shares ..........................................................     (170)             (173)
  Purchase of treasury stock ...............................................................     (277)               -
                                                                                               ------             ----
         Net cash provided by (used in) financing activities ...............................   (1,020)              259
                                                                                                -----            ------

Net increase in cash and cash equivalents ..................................................       49               631

Cash and cash equivalents at beginning of period ...........................................    3,850             3,836
                                                                                                -----             -----

Cash and cash equivalents at end of period .................................................   $3,899            $4,467
                                                                                                =====             =====


                                                ASB Financial Corp.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     For the three months ended September 30,
                                                  (In thousands)

                                                                                                 1997              1996

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes .....................................................................   $ -               $155
                                                                                                   ==               ===

    Interest on deposits and borrowings ......................................................   $616              $603
                                                                                                  ===               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects .........................................................   $ 12              $ 89
                                                                                                 ====              ====


                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and American Savings Bank, fsb (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,482 and 111,352 unallocated ESOP shares, totaled 1,584,798 and 1,602,200 for the three months ended September 30, 1997 and 1996, respectively. There is no material dilutive effect associated with the Corporation's stock option plan for either of the three month periods presented.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                               ASB Financial Corp.

             For the three months ended September 30, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

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

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three month period ended September 30, 1997 would have been $.16 and $.15, respectively.

     In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                               ASB Financial Corp.

             For the three months ended September 30, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

    5.   Proposed Legislation

    Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate the Savings Bank as a bank or require it to change its charter to that of a national bank. Management does not believe the pending legislation would have a material effect on the consolidated financial statements of the Corporation.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to
  September 30, 1997

At September 30, 1997, the Corporation's assets totaled $112.4 million, a decrease of $20,000, or .02%, from the $112.5 million of total assets reported at June 30, 1997. Liquid assets (i.e. cash, interest-bearing deposits, certificates of deposit and investment securities) decreased by $1.6 million during the three month period, to a total of $25.2 million at September 30, 1997. Investment securities decreased by $1.2 million, or 6.3%, due primarily to maturity of $1.7 million of investment securities, partially offset by purchases of $468,000. Mortgage-backed securities totaled $8.2 million at September 30, 1997, a $375,000, or 4.4%, decrease from June 30, 1997 levels, due primarily to principal repayments during the period. Funds from these sources were used primarily to fund loan originations.

Loans receivable increased by $1.9 million, or 2.6%, during the three month period, to a total of $76.1 million at September 30, 1997. Loan disbursements amounted to $5.0 million and were partially offset by principal repayments of $3.1 million.

The allowance for loan losses totaled $820,000 at September 30, 1997 and June 30, 1997. At both September 30, 1997 and June 30, 1997, the allowance for loan losses represented 74.5% of nonperforming loans, which totaled $1.1 million at both dates. Although management believes that its allowance for loan losses at September 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $89.3 million at September 30, 1997, a decrease of $498,000, or
 .6 %, from June 30, 1997 levels. Management continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

Shareholders' equity totaled $17.5 million at September 30, 1997, a $189,000, or 1.1%, decrease from June 30, 1997. The decrease resulted primarily from a purchase of treasury shares totaling $277,000 during the period, which was partially offset by undistributed net earnings of $76,000 and an increase in the unrealized gains on securities designated as available for sale of $12,000.

The Corporation is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to September 30, 1997 (continued)

At September 30, 1997, the Corporation's tangible and core capital totaled $13.3 million, or 12.1% of adjusted total assets, which exceeded the minimum requirements of $1.7 million and $3.3 million by $11.6 million and $10.0 million, respectively. The Corporation's risk-based capital of $13.9 million, or 27.2% of risk-weighted assets, exceeded the current 8% requirement by $9.8 million.


Comparison of Operating Results for the Three Month Periods Ended September 30,
  1997 and 1996

General

Net earnings amounted to $246,000 for the three months ended September 30, 1997, an increase of $422,000 over the $176,000 net loss reported for the same period in 1996. The increase in earnings resulted primarily from a $585,000 decrease in expense recorded for deposit insurance premiums during the current quarter relating to the Savings Association Insurance Fund ("SAIF") recapitalization chargewhich was recorded during the 1996 quarter. Additionally, the Corporation experienced a $22,000 decrease in all other components of general, administrative and other expense, which was partially offset by a $7,000 decrease in net interest income.

Net Interest Income

Net interest income declined by $7,000, or .8%, for the three months ended September 30, 1997, compared to the 1996 period. Interest income on loans increased by $134,000, or 9.3%, due primarily to a $6.0 million increase in the average balance of loans outstanding year to year. Interest income on mortgage-backed and investment securities and interest-bearing deposits declined by $35,000, or 5.5%, due primarily to a decrease in the average portfolio yield during the year. Interest expense on deposits increased by $83,000, or 7.5%, due to a $5.9 million increase in the weighted-average deposit balance outstanding, coupled with an increase in the cost of deposits year to year. Interest expense on borrowings increased by $23,000 due to a $130,000 increase in the weighted-average balance of borrowings outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation's market area, and other factors related to the collectibility of the Corporation's loan portfolio. As a result of such analysis, management elected not to record any provision for loan losses for the three month period ended September 30, 1997. There can be no assurance that the allowance for loan losses of the Corporation will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1997 and 1996 (continued)

Other Income

Other income increased by $13,000, or 25.0%, for the three months ended September 30, 1997, compared to the same period in 1996, due primarily an increase in deposit account fees and to an increase in miscellaneous non-operating income.

General, Administrative and Other Expense

General, administrative and other expense decreased by $607,000, or 49.8%, during the three months ended September 30, 1997, compared to the same period in 1996. This decrease resulted primarily from the absence of the $551,000 charge recorded in 1996 in connection with the SAIF recapitalization assessment and a $34,000 decrease in regular insurance premiums following the reduction in premium rates due to the assessment.

Federal Income Taxes

The provision for federal income taxes increased by $213,000, or 234.1%, for the three months ended September 30, 1997, as compared to the same period in 1996. This change resulted primarily from the increase in net earnings before taxes of $635,000, or 237.8%. The effective tax rates were 33.2% and 34.1% for the three months ended September 30, 1997 and 1996, respectively.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

           Not applicable


ITEM 2.  Changes in Securities

           Not applicable


ITEM 3.  Defaults Upon Senior Securities

           Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

           On October 22, 1997, the Corporation held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected three directors by the following votes:

               Gerald R. Jenkins:
                    For:  1,471,962      Against:  2,200        Abstain:  5,490

               William S. Burke:
                    For:  1,471,098      Against:  3,064        Abstain:  5,490

               Lee O. Fitch:
                    For:  1,470,764      Against:  3,398        Abstain:  5,490

           The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 1998 fiscal year by the following vote:

                    For:  1,467,671      Against:  1,000        Abstain:  5,490


ITEM 5.  Other Information

           None


ITEM 6.  Exhibits and Reports on Form 8-K

           Reports on Form 8-K:    None.

           Exhibit 27: Financial Data Schedule for the three months ended September 30, 1997.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      November 12, 1997                      By:  /s/Gerald R. Jenkins
       -------------------------------                  --------------------
                                                        Gerald R. Jenkins
                                                        President and Chief
                                                        Executive Officer



Date:      November 12, 1997                       By:  /s/Robert M. Smith
       -------------------------------                  ------------------
                                                        Robert M. Smith
                                                        Vice President and
                                                        Chief Financial Officer