Form 10QSB
period 1997-12-31
ASB FINANCIAL CORP /OH
filed 1998-02-12
CIK 944304

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1997
                               -------------------------------------------

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

Yes    X                                                     No

As of February 6, 1998, the latest practicable date, 1,635,646 shares of the registrant's common stock, without par value, were issued and outstanding.










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



                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                1997                1997
Cash and due from banks                                                                 $       415         $       376
Interest-bearing deposits in other financial institutions                                     6,671               3,474
                                                                                          ---------           ---------
         Cash and cash equivalents                                                            7,086               3,850

Certificates of deposit in other financial institutions                                       2,793               4,258
Investment securities available for sale - at market                                         15,922              18,660
Mortgage-backed securities available for sale - at market                                     7,316               8,560
Loans receivable - net                                                                       77,350              74,136
Office premises and equipment - at depreciated cost                                             908                 944
Federal Home Loan Bank stock - at cost                                                          700                 675
Accrued interest receivable on loans                                                            156                  95
Accrued interest receivable on mortgage-backed securities                                        -                   78
Accrued interest receivable on investments and interest-
  bearing deposits                                                                              326                 356
Prepaid expenses and other assets                                                               437                 604
Prepaid federal income taxes                                                                    112                  62
Deferred federal income taxes                                                                    70                 191
                                                                                        -----------          ----------

         Total assets                                                                      $113,176            $112,469
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits $  90,809                                                                        $  89,752
Advances from the Federal Home Loan Bank                                                      2,869               2,884
Other borrowed money                                                                            400                 500
Advances by borrowers for taxes and insurance                                                   156                 169
Accrued interest payable                                                                         79                 112
Other liabilities                                                                             1,362               1,351
                                                                                          ---------           ---------
         Total liabilities                                                                   95,675              94,768

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued                                                                      -                   -
  Common stock, 4,000,000 shares authorized, no par
    value; 1,721,412 shares issued                                                               -                   -
  Additional paid-in capital                                                                  8,046               8,023
  Retained earnings, restricted                                                              11,352              11,187
  Shares acquired by stock benefit plans                                                     (1,677)             (1,921)
  Less 68,214 shares of treasury stock - at cost                                               (900)                 -
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  680                 412
                                                                                         ----------          ----------
         Total shareholders' equity                                                          17,501              17,701
                                                                                           --------            --------

         Total liabilities and shareholders' equity                                        $113,176            $112,469
                                                                                            =======             =======


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                        For the six months           For the three months
                                                                          ended December 31,           ended December 31,
                                                                         1997         1996            1997         1996
Interest income
  Loans                                                                $3,161       $2,883          $1,593       $1,449
  Mortgage-backed securities                                              294          356             142          169
  Investment securities                                                   717          789             342          441
  Interest-bearing deposits and other                                     116          185              47           89
                                                                       ------       ------         -------      -------
         Total interest income                                          4,288        4,213           2,124        2,148

Interest expense
  Deposits                                                              2,366        2,234           1,172        1,123
  Borrowings                                                              108           65              53           33
                                                                       ------      -------         -------      -------
         Total interest expense                                         2,474        2,299           1,225        1,156
                                                                        -----        -----           -----        -----

         Net interest income                                            1,814        1,914             899          992

Provision for (recoveries of) losses on loans                              (4)          22              (4)          -
                                                                     --------      -------        --------        ----

         Net interest income after provision for
           (recoveries of) losses on loans                              1,818        1,892             903          992

Other income
  Gain on sale of investment securities                                     4          105               4          105
  Other operating                                                         135          109              70           57
                                                                       ------       ------         -------      -------
         Total other income                                               139          214              74          162

General, administrative and other expense
  Employee compensation and benefits                                      654          698             320          360
  Occupancy and equipment                                                  60           59              31           31
  Federal deposit insurance premiums                                       28          647              14           48
  Franchise taxes                                                         160          121              82           51
  Data processing                                                          96           86              47           43
  Other operating                                                         213          285             105          144
                                                                       ------       ------          ------       ------
         Total general, administrative and other expense                1,211        1,896             599          677
                                                                        -----        -----          ------       ------

         Earnings before income taxes                                     746          210             378          477

Federal income taxes
  Current                                                                 263           94             127          198
  Deferred                                                                (17)         (21)             (3)         (34)
                                                                      -------      -------        --------      -------
         Total federal income taxes                                       246           73             124          164
                                                                       ------      -------          ------       ------

         NET EARNINGS                                                 $   500      $   137         $   254      $   313
                                                                       ======       ======          ======       ======

         EARNINGS PER SHARE
           Basic                                                         $.32         $.08            $.16         $.19
                                                                          ===          ===             ===          ===

           Diluted                                                       $.31         $.08            $.16         $.19
                                                                          ===          ===             ===          ===



                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1997              1996
Cash flows from operating activities:
  Net earnings for the period                                                               $     500         $     137
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             17                47
    Amortization of deferred loan origination fees                                                (33)              (26)
    Depreciation and amortization                                                                  38                41
    Amortization of expense related to stock benefit plans                                        267               290
    Provision for (recoveries of) losses on loans                                                  (4)               22
    Gain on sale of investment securities                                                          (4)             (105)
    Federal Home Loan Bank stock dividends                                                        (25)              (24)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  47               154
      Prepaid expenses and other assets                                                           167               183
      Accrued interest payable                                                                    (33)              (17)
      Other liabilities                                                                            11                 5
      Federal income taxes
        Current                                                                                   (50)             (263)
        Deferred                                                                                  (17)              (21)
                                                                                            ---------         ---------
         Net cash provided by operating activities                                                881               423

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               5,664             5,949
  Purchase of investment securities                                                            (2,758)           (3,207)
  Proceeds from sale of investment securities                                                     119               105
  Principal repayments on mortgage-backed securities                                            1,354             1,145
  Loan principal repayments                                                                     7,395            10,497
  Loan disbursements                                                                          (10,572)          (11,065)
  Purchase of office equipment                                                                     (2)               -
  Decrease in certificates of deposit in other financial institutions - net                     1,461             1,076
                                                                                              -------           -------
         Net cash provided by investing activities                                              2,661             4,500
                                                                                              -------           -------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                3,542             4,923
                                                                                              -------           -------


                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1997              1996
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                               $3,542            $4,923

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,057             4,011
  Proceeds from Federal Home Loan Bank advances                                                 1,000                -
  Repayment of Federal Home Loan Bank advances                                                 (1,015)              (14)
  Proceeds from other borrowed money                                                               -              3,000
  Repayment of other borrowed money                                                              (100)               -
  Advances by borrowers for taxes and insurance                                                   (13)              (28)
  Proceeds from exercise of stock options                                                          -                103
  Purchase of treasury stock                                                                     (900)               -
  Dividends paid on common stock                                                                 (335)           (8,951)
                                                                                               ------             -----
         Net cash used in financing activities                                                   (306)           (1,879)
                                                                                               ------             -----

Net increase in cash and cash equivalents                                                       3,236             3,044

Cash and cash equivalents at beginning of period                                                3,850             3,836
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $7,086            $6,880
                                                                                                =====             =====


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                      $   180           $   367
                                                                                               ======            ======

    Interest on deposits and borrowings                                                        $2,507            $2,316
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                          $   268           $   371
                                                                                               ======            ======

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three and six months ended December 31, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of ASB Financial Corp. (the "Corporation") and American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 114,563 unallocated ESOP shares, totaled 1,575,485 and 1,551,253 for the six and three month periods ended December 31, 1997, respectively. Weighted-average common shares deemed outstanding, which gives effect to 111,352 unallocated ESOP shares, totaled 1,619,645 and 1,620,812 for the six and three month periods ended December 31, 1996.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,607,026 and 1,583,846 for the six and three month periods ended December 31, 1997, respectively, and 1,635,323 and 1,640,797 for the six and three months ended December 31, 1996, respectively.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred

                               ASB Financial Corp.

          For the three and six months ended December 31, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

    assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                               ASB Financial Corp.

          For the three and six months ended December 31, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to
  December 31, 1997

At December 31, 1997, the Corporation's assets totaled $113.2 million, an increase of $707,000, or .6%, over the $112.5 million of total assets at June 30, 1997. The increase in assets was funded primarily by growth in savings deposits of $1.1 million, which was partially offset by a decrease in borrowings of $115,000 and a decrease in shareholders' equity of $200,000.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) increased by $1.8 million over June 30, 1997 levels, to a total of $9.9 million at December 31, 1997. Investment securities totaled $15.9 million at December 31, 1997, a decrease of $2.7 million, or 14.7%, from June 30, 1997 levels.
During the six months ended December 31, 1997, maturities of investment securities totaled $5.7 million, which were partially offset by purchases of $2.8 million. Regulatory liquidity amounted to 10.5% at December 31, 1997.

Loans receivable increased by $3.2 million, or 4.3%, during the six month period, to a total of $77.4 million at December 31, 1997. Loan disbursements amounted to $10.6 million and were partially offset by principal repayments of $7.4 million. The allowance for loan losses totaled $806,000 at December 31, 1997, a decrease of $14,000 from the $820,000 total at June 30, 1997. Nonperforming loans totaled $1.0 million and $1.1 million at December 31, 1997 and June 30, 1997, respectively. The allowance for loan losses represented 78.3% and 71.6% of nonperforming loans as of December 31, 1997 and June 30, 1997, respectively. Although management believes that its allowance for loan losses at December 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $90.8 million at December 31, 1997, an increase of $1.1 million, or 1.2%, over June 30, 1997 levels. The growth in deposits can be primarily attributed to management's efforts to maintain a moderate rate of growth through marketing strategies.

Borrowings decreased by $115,000 during the six months ended December 31, 1997, to a total of $3.3 million, due to scheduled principal repayments.

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

At December 31, 1997, American's tangible and core capital totaled $14.1 million, or 12.7%, of adjusted total assets, which exceeded the minimum requirements of $1.7 million and $3.3 million by $12.4 million and $10.7 million, respectively. American's risk-based capital of $14.7 million, or 27.6% of risk-weighted assets, exceeded the current 8% requirement by $10.5 million.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31,
  1997 and 1996

General

Net earnings amounted to $500,000 for the six months ended December 31, 1997, an increase of $363,000, or 265%, over the $137,000 of net earnings reported for the same period in 1996. The increase in earnings resulted primarily from the absence of a one-time after-tax charge totaling $364,000 recorded in 1996 as a result of the Savings Association Insurance Fund (SAIF) recapitalization assessment, coupled with a $134,000 decrease in general, administrative and other expense and a $26,000 decrease in the provision for losses on loans, which were partially offset by a $100,000 decrease in net interest income, a $75,000 decrease in other income and a $173,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $100,000, or 5.2%, for the six months ended December 31, 1997, compared to the 1996 period. Interest income on loans increased by $278,000, or 9.6%, due primarily to a $6.8 million increase in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $203,000, or 15.3%, due primarily to a $5.8 million decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $132,000, or 5.9%, due primarily to a $5.0 million increase in average deposits outstanding. Interest expense on borrowings increased by $43,000, or 66.2%, due primarily to an increase in the average balance of borrowings outstanding.

The decline in the investment and mortgage-backed securities portfolios, as well as the decline in interest-bearing deposits year to year, reflects use of these assets to partially fund the return of capital distribution which was paid in December 1996. The increase in average borrowings year to year was primarily due to funding the return of capital distribution.

Provision for (Recovery of) Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. The recovery of losses on loans totaled $4,000 during the six month period ended December 31, 1997, compared to a $22,000 charge during the comparable period in 1996. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1997 and 1996 (continued)

Other Income

Other income decreased by $75,000, or 35.0%, for the six months ended December 31, 1997, compared to the same period in 1996, due primarily to a $105,000 gain on sale of investment securities recorded during the 1996 period, compared to a $4,000 gain recorded during the 1997 six month period, which was partially offset by a $26,000, or 23.9%, increase in other operating income, consisting generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $685,000, or 36.1%, during the six months ended December 31, 1997, compared to the same period in 1996. This decrease resulted primarily from the absence of the $551,000 charge recorded in 1996 in connection with the SAIF recapitalization, coupled with a $44,000, or 6.3%, decrease in employee compensation and benefits, a $68,000, or 70.8%, decrease in federal deposit insurance premiums (exclusive of the recapitalization assessment) and a $72,000, or 25.3%, decrease in other operating expenses, which were partially offset by a $39,000, or 32.2%, increase in franchise taxes. The decrease in employee compensation generally reflects a decline in costs associated with the Corporation's stock benefit plans year to year. The decrease in federal deposit insurance premiums is a result of lower premium rates following the recapitalization of the SAIF in November 1996. The decline in other operating expense was due primarily to professional fees incurred in the 1996 period in connection with the return of capital distribution, coupled with a decline in expenses for real estate acquired through foreclosure. The increase in franchise taxes reflects the growth in equity year to year.

Federal Income Taxes

The provision for federal income taxes increased by $173,000, or 237%, for the six months ended December 31, 1997, compared to the same period in 1996. This increase resulted primarily from the increase in net earnings before taxes of $536,000, or 255%. The effective tax rates were 33.0% and 34.8% for the six months ended December 31, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31,
  1997 and 1996

General

Net earnings amounted to $254,000 for the three months ended December 31, 1997, a decrease of $59,000, or 18.8%, from the $313,000 of net earnings reported for the same period in 1996. The decrease in earnings resulted primarily from a $93,000 decrease in net interest income and an $88,000 decrease in other income, which were partially offset by a $78,000 decrease in general, administrative and other expense and a $40,000 decrease in the provision for federal income taxes.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Net Interest Income

Net interest  income  decreased by $93,000,  or 9.4%, for the three months ended
December 31, 1997, compared to the 1996 period. Interest income on loans increased by $144,000, or 9.9%, due primarily to a $7.4 million increase in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $168,000, or 24.0%, due primarily to a decrease in the average portfolio balance outstanding. Interest expense on deposits increased by $49,000, or 4.4%, due primarily to a $4.4 million increase in the balance of deposits outstanding year to year. Interest expense on borrowings increased by $20,000, or 60.6%, due to an increase in the average balance of borrowings outstanding year to year.

Other Income

Other income totaled $74,000 for the three months ended December 31, 1997, a decrease of $88,000, or 54.3%, from the comparable 1996 quarter. The decrease resulted primarily from a $101,000 decrease in gain on sale of investment securities, which was partially offset by an increase in other operating income.

Provision for (Recovery of) Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. The recovery of losses on loans totaled $4,000 during the three month period ended December 31, 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

General, Administrative and Other Expense

General, administrative and other expense decreased by $78,000, or 11.5%, during the three months ended December 31, 1997, compared to the same period in 1996. This decrease resulted primarily from a $40,000, or 11.1%, decrease in employee compensation and benefits, a $34,000, or 70.8%, decrease in federal deposit insurance premiums and a $39,000, or 27.1%, decrease in other expenses, which were partially offset by a $31,000, or 60.8%, increase in franchise taxes, for the reasons discussed above.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Federal Income Taxes

The provision for federal income taxes decreased by $40,000, or 24.4%, for the three months ended December 31, 1997, compared to the same period in 1996. This decrease resulted primarily from the decrease in net earnings before taxes of $99,000, or 20.8%. The effective tax rates were 32.8% and 34.4% for the three months ended December 31, 1997 and 1996, respectively.

Other Matters

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Savings Bank has not identified any specific expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Savings Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

               Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

               Not applicable


ITEM 3.  Defaults Upon Senior Securities

               Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

               Not applicable

ITEM 5.  Other Information

               Effective January 1, 1998, Robert M. Smith was named President and Chief Executive Officer of ASB Financial Corp. and American Savings Bank, fsb. Gerald R. Jenkins, who retired as President and CEO, remains a director of both companies.

ITEM 6.  Exhibits and Reports on Form 8-K

               Form 8-K:         None.

               Exhibits:         Financial data schedule for the six months
                                   ended December 31, 1997.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   February 6, 1998                By:  /s/Robert M. Smith
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and Chief Financial Officer