Form 10QSB
period 1998-03-31
ASB FINANCIAL CORP /OH
filed 1998-05-14
CIK 944304

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               ----------------------------------------

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

Yes    X                                           No

As of May 11, 1998, the latest practicable date, 1,635,346 shares of the registrant's common stock, without par value, were issued and outstanding.










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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                              March 31,            June 30,
         ASSETS                                                                    1998                1997
Cash and due from banks                                                        $    354            $    376
Interest-bearing deposits in other financial institutions                         6,724               3,474
                                                                                -------             -------
         Cash and cash equivalents                                                7,078               3,850

Certificates of deposit in other financial institutions                           2,298               4,258
Investment securities available for sale - at market                             15,148              18,660
Mortgage-backed securities available for sale - at market                         9,736               8,560
Loans receivable - net                                                           77,778              74,136
Office premises and equipment - at depreciated cost                                 953                 944
Federal Home Loan Bank stock - at cost                                              713                 675
Accrued interest receivable on loans                                                107                  95
Accrued interest receivable on mortgage-backed securities                            66                  78
Accrued interest receivable on investments and interest-
  bearing deposits                                                                  335                 356
Prepaid expenses and other assets                                                   570                 604
Prepaid federal income taxes                                                         45                  62
Deferred federal income taxes                                                        80                 191
                                                                                -------             -------

         Total assets                                                          $114,907            $112,469
                                                                                =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $ 91,017            $ 89,752
Advances from the Federal Home Loan Bank                                          3,861               2,884
Other borrowed money                                                                400                 500
Advances by borrowers for taxes and insurance                                       102                 169
Accrued interest payable                                                            704                 112
Other liabilities                                                                 1,361               1,351
                                                                                -------             -------
         Total liabilities                                                       97,445              94,768

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par
    value; no shares issued                                                          -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,721,412 shares issued                                                          -                   -
  Additional paid-in capital                                                      8,076               8,023
  Retained earnings - restricted                                                 11,464              11,187
  Shares acquired by stock benefit plans                                         (1,677)             (1,921)
  Less 86,066 shares of treasury stock - at cost                                 (1,143)                 -
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                      742                 412
                                                                                -------             -------
         Total shareholders' equity                                              17,462              17,701
                                                                                -------             -------

         Total liabilities and shareholders' equity                            $114,907            $112,469
                                                                                =======             =======

                                                ASB Financial Corp.

                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                         (In thousands, except share data)

                                                                       Nine months ended             Three months ended
                                                                            March 31,                     March 31,
                                                                       1998         1997              1998         1997
Interest income
  Loans                                                              $4,757       $4,383            $1,596       $1,500
  Mortgage-backed securities                                            428          518               134          162
  Investment securities                                               1,068        1,138               351          349
  Interest-bearing deposits and other                                   158          253                42           68
                                                                     ------       ------           -------      -------
         Total interest income                                        6,411        6,292             2,123        2,079

Interest expense
  Deposits                                                            3,551        3,374             1,185        1,140
  Borrowings                                                            161          113                53           48
                                                                     ------       ------           -------      -------
         Total interest expense                                       3,712        3,487             1,238        1,188
                                                                      -----        -----             -----        -----

         Net interest income                                          2,699        2,805               885          891

Provision for (recoveries of) losses on loans                           (12)          22                (8)          -
                                                                    -------      -------          --------        ----

         Net interest income after provision
           for (recoveries of) losses on loans                        2,711        2,783               893          891

Other income
  Gain (loss) on sale of investment securities                            4          103                -            (2)
  Other operating                                                       192          178                57           69
                                                                     ------       ------           -------      -------
         Total other income                                             196          281                57           67

General, administrative and other expense
  Employee compensation and benefits                                    946        1,056               292          358
  Occupancy and equipment                                                88           89                28           30
  Federal deposit insurance premiums                                     43          650                15            3
  Franchise taxes                                                       213          175                53           54
  Data processing                                                       147          132                51           46
  Other operating                                                       309          400                96          115
                                                                     ------       ------           -------       ------
         Total general, administrative and other expense              1,746        2,502               535          606
                                                                      -----        -----            ------       ------

         Earnings before income taxes                                 1,161          562               415          352

Federal income taxes
  Current                                                               444          278               181          184
  Deferred                                                              (59)         (88)              (42)         (67)
                                                                    -------      -------           -------      -------
         Total federal income taxes                                     385          190               139          117
                                                                     ------       ------            ------       ------

         NET EARNINGS                                               $   776      $   372           $   276      $   235
                                                                     ======       ======            ======       ======

         EARNINGS PER SHARE
           Basic                                                       $.50         $.23              $.18         $.14
                                                                        ===          ===               ===          ===

           Diluted                                                     $.49         $.23              $.18         $.14
                                                                        ===          ===               ===          ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                       1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                     $     776         $     372
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                    6                59
    Amortization of deferred loan origination fees                                      (66)              (38)
    Depreciation and amortization                                                        55                60
    Amortization of expense related to employee benefit plans                           297               290
    Provision for (recoveries of) losses on loans                                       (12)               22
    Gain on sale of investment securities                                                (4)             (103)
    Federal Home Loan Bank stock dividends                                              (38)              (36)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                        21               148
      Prepaid expenses and other assets                                                  34                17
      Accrued interest payable                                                          592               522
      Other liabilities                                                                  10                45
      Federal income taxes
        Current                                                                          17               (82)
        Deferred                                                                        (59)              (88)
                                                                                  ---------         ---------
         Net cash provided by operating activities                                    1,629             1,188

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                     9,329             6,449
  Proceeds from sales of investment securities                                          119               103
  Purchase of investment securities                                                  (5,558)           (4,804)
  Purchase of mortgage-backed securities                                             (2,572)               -
  Principal repayments on mortgage-backed securities                                  1,516             1,518
  Loan principal repayments                                                          13,851            13,555
  Loan disbursements                                                                (17,415)          (16,451)
  Purchase of office premises and equipment                                             (64)              (11)
  Decrease in certificates of deposit in other financial institutions - net           1,960             2,245
                                                                                    -------           -------
         Net cash provided by investing activities                                    1,166             2,604

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                    1,265             3,929
  Proceeds from Federal Home Loan Bank advances                                       3,000             2,000
  Repayment of Federal Home Loan Bank advances                                       (2,023)           (2,022)
  Proceeds from other borrowed money                                                     -              3,500
  Repayment of other borrowed money                                                    (100)           (3,000)
  Advances by borrowers for taxes and insurance                                         (67)              (81)
  Proceeds from exercise of stock options                                                -                103
  Purchase of treasury stock                                                         (1,143)               -
  Distributions paid on common stock                                                   (499)           (9,124)
                                                                                   --------           -------
         Net cash provided by (used in) financing activities                            433            (4,695)
                                                                                   --------           -------

Net increase (decrease) in cash and cash equivalents                                  3,228              (903)

Cash and cash equivalents at beginning of period                                      3,850             3,836
                                                                                    -------           -------

Cash and cash equivalents at end of period                                         $  7,078          $  2,933
                                                                                    =======           =======


                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                     1998              1997
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                           $  305            $  367
                                                                                    ======             =====

     Interest on deposits and borrowings                                            $3,120            $2,965
                                                                                     =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                      $  330            $  (37)
                                                                                     =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and nine months ended March 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of ASB Financial Corp. and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 114,410 unallocated ESOP shares, totaled 1,559,070 and 1,525,198 for the nine and three month periods ended March 31, 1998, respectively. Weighted-average common shares deemed outstanding, which gives effect to 111,352 unallocated ESOP shares, totaled 1,621,710 and 1,620,812 for the nine and three month periods ended March 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,592,141 and 1,563,618 for the nine and three month periods ended March 31, 1998, respectively, and 1,634,719 and 1,659,232 for the nine and three month periods ended March 31, 1997, respectively.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred

                               ASB Financial Corp.

           For the three and nine months ended March 31, 1998 and 1997


    4.   Effects of Recent Accounting Pronouncements (continued)

    assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

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

                               ASB Financial Corp.

           For the three and nine months ended March 31, 1998 and 1997


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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998

At March 31, 1998, the Corporation's assets totaled $114.9 million, an increase of $2.4 million, or 2.2%, over the $112.5 million of total assets at June 30, 1997. The increase in assets was funded primarily by growth in deposits of $1.3 million and net proceeds from Federal Home Loan Bank advances totaling $1.0 million, which were partially offset by a decrease in shareholders' equity of $239,000.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) increased by $1.3 million over June 30, 1997 levels, to a total of $9.4 million at March 31, 1998. Investment securities totaled $15.1 million at March 31, 1998, a decrease of $3.5 million, or 18.8%, from June 30, 1997 levels. During the nine months ended March 31, 1998, maturities of investment securities totaled $9.3 million, which were partially offset by purchases of $5.6 million.

Loans receivable increased by $3.6 million, or 4.9%, during the nine month period ended March 31, 1998, to a total of $77.8 million. Loan disbursements amounted to $17.4 million and were partially offset by principal repayments of $13.9 million. The allowance for loan losses totaled $806,000 at March 31, 1998, a decrease of $14,000 from the $820,000 total at June 30, 1997. Nonperforming loans totaled $157,000 and $1.1 million at March 31, 1998 and June 30, 1997, respectively. The allowance for loan losses represented 513.4% and 71.6% of nonperforming loans as of March 31, 1998 and June 30, 1997, respectively. Although management believes that its allowance for loan losses at March 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $91.0 million at March 31, 1998, an increase of $1.3 million, or 1.4%, over June 30, 1997 levels. The growth in deposits can be primarily attributed to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Borrowings increased by $877,000 during the nine months ended March 31, 1998, to a total of $4.3 million, due to proceeds from new Federal Home Loan Bank advances, and were partially offset by scheduled principal repayments.

Shareholders' equity totaled $17.5 million at March 31, 1998, a decrease of $239,000, or 1.4%, from June 30, 1997 levels. The decrease resulted primarily from purchases of treasury stock totaling $1.1 million, which were partially offset by undistributed net earnings of $277,000, amortization of stock benefit plan expense totaling $244,000 and an increase in unrealized gains on securities designated as available for sale of $330,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 1998, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997

General

Net earnings amounted to $776,000 for the nine months ended March 31, 1998, an increase of $404,000, or 108.6%, over the $372,000 of net earnings reported for the same period in 1997. The increase in earnings resulted primarily from the absence of a one-time after-tax charge totaling $364,000 recorded in fiscal 1997 as a result of the Savings Association Insurance Fund (SAIF) recapitalization assessment, coupled with a $205,000 decrease in general, administrative and other expense and a $34,000 decrease in the provision for losses on loans, which were partially offset by a $106,000 decrease in net interest income, an $85,000 decrease in other income and a $195,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $106,000, or 3.8%, for the nine months ended March 31, 1998, compared to the 1997 period. Interest income on loans increased by $374,000, or 8.5%, due primarily to a $6.7 million increase in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $255,000, or 13.4%, due primarily to a $4.3 million decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $177,000, or 5.2%, due primarily to a $4.7 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $48,000, or 42.5%, due primarily to an increase in the average balance of borrowings outstanding.

The decline in the investment and mortgage-backed securities portfolios, as well as the decline in interest-bearing deposits year to year, reflects use of these assets to partially fund the $8.6 million return of capital distribution in December 1996. The increase in average borrowings year to year was primarily due to utilization of borrowings to fund the return of capital distribution.

Provision for (Recovery of) Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. The recovery of losses on loans totaled $12,000 during the nine month period ended March 31, 1998, compared to a $22,000 provision recorded during the comparable period in fiscal 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997 (continued)

Other Income

Other income decreased by $85,000, or 30.2%, for the nine months ended March 31, 1998, compared to the same period in 1997, due primarily to a $103,000 gain on sale of investment securities recorded during the 1997 period, compared to a $4,000 gain recorded during the 1998 nine month period, which was partially offset by a $14,000, or 7.9%, increase in other operating income, consisting generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $756,000, or 30.2%, during the nine months ended March 31, 1998, compared to the same period in 1997. This decrease resulted primarily from the absence of the $551,000 charge recorded in fiscal 1997 in connection with the SAIF recapitalization, coupled with a $110,000, or 10.4%, decrease in employee compensation and benefits, a $56,000, or 56.6%, decrease in federal deposit insurance premiums (exclusive of the recapitalization assessment) and a $91,000 , or 22.8%, decrease in other operating expenses, which were partially offset by a $38,000, or 21.7%, increase in franchise taxes. The decrease in employee compensation and benefits resulted from the retirement of an officer, increased deferrals of loan origination costs under SFAS No. 91 and a reduction of stock benefit plan expense. The decrease in federal deposit insurance premiums is a result of lower premium rates following the recapitalization of the SAIF in 1996. The decline in other operating expense was due primarily to professional fees incurred in fiscal 1997 in connection with the return of capital distribution, coupled with a decline in expenses for real estate acquired through foreclosure. The increase in franchise taxes reflects the growth in equity year to year.

Federal Income Taxes

The provision for federal income taxes increased by $195,000, or 102.6%, for the nine months ended March 31, 1998, compared to the same period in fiscal 1997. This increase resulted primarily from the increase in net earnings before taxes of $599,000, or 106.6%. The effective tax rates were 33.2% and 33.8% for the nine months ended March 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997

General

Net earnings amounted to $276,000 for the three months ended March 31, 1998, an increase of $41,000, or 17.4%, over the $235,000 of net earnings reported for the same period in 1997. The increase in earnings resulted primarily from a $71,000 decrease in general, administrative and other expense and a $2,000 increase in net interest income after provision for losses on loans, which were partially offset by a $10,000 decrease in other income and a $22,000 increase in the provision for federal income taxes.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

Net Interest Income

Net interest income decreased by $6,000, or .7%, for the three months ended March 31, 1998, compared to the 1997 period. Interest income on loans increased by $96,000, or 6.4%, due primarily to a $7.4 million increase in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $52,000, or 9.0%, due primarily to a decrease in the average portfolio balance outstanding. Interest expense on deposits increased by $45,000, or 3.9%, due primarily to a $3.5 million increase in the balance of deposits outstanding year to year. Interest expense on borrowings increased by $5,000, or 10.4%, due to an increase in the average balance of borrowings outstanding year to year.

Other Income

Other income totaled $57,000 for the three months ended March 31, 1998, a decrease of $10,000, or 14.9%, from the comparable 1997 quarter. The decrease resulted primarily from a $12,000 decrease in other operating income, which was partially offset by the absence of losses on sales of investment securities during the current period.

Provision for (Recovery of) Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. The recovery of losses on loans totaled $8,000 during the three month period ended March 31, 1998. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

General, Administrative and Other Expense

General, administrative and other expense decreased by $71,000, or 11.7%, during the three months ended March 31, 1998, compared to the same period in 1997. This decrease resulted primarily from a $66,000, or 18.4%, decrease in employee compensation and benefits and a $19,000, or 16.5%, decrease in other operating expense, which were partially offset by a $12,000 increase in federal deposit insurance premiums. The change in general, administrative and other expense totals were attributable to the reasons set forth above.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes increased by $22,000, or 18.8%, for the three months ended March 31, 1998, compared to the same period in 1997. This increase resulted primarily from the increase in net earnings before taxes of $63,000, or 17.9%. The effective tax rates were 33.5% and 33.2% for the three months ended March 31, 1998 and 1997, respectively.

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

In addition to possible expense related to its own systems, the Savings Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:

           27              Financial  data  schedule for  the nine  months ended
                           March 31, 1998.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 11, 1998                 By:  /s/Robert M. Smith
       -----------------------                ------------------
                                              Robert M. Smith
                                              President, Chief Executive Officer
                                              and Chief Financial Officer