Form 10KSB40
period 1998-06-30
ASB FINANCIAL CORP /OH
filed 1998-09-28
CIK 944304

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended June 30, 1998
                          -------------

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from______________to________________

                         Commission File Number: 0-25906

                               ASB FINANCIAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                            31-1429488
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  503 Chillicothe Street, Portsmouth, Ohio 45662      Issuer's telephone number:
---------------------------------------------------   --------------------------
(Address of principal executive offices) (Zip Code)        (740) 354-3177

               Securities registered pursuant to Section 12(b)
                               of the Exchange Act:
                                      None
               -----------------------------------------------

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended June 30, 1998 were $8.8 million.

         Based upon the average of the bid and asked prices quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on September 23, 1998, was approximately $15.5 million.

         1,654,788 of the issuer's common shares were issued and outstanding on September 24, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998. Part III of
    Form 10-KSB - Portions of the Proxy Statement for 1998 Annual Meeting of
                                  Shareholders.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of American's loan portfolio at the dates indicated:

                                                                           At June 30,
                                             --------------------------------------------------------------------------
                                                    1998                      1997                        1996
                                             --------------------     --------------------         --------------------
                                                         Percent                  Percent                      Percent
                                                         of total                 of total                     of total
                                              Amount      loans        Amount      loans            Amount      loans
                                             -------     --------     --------    --------         -------     --------
                                                                        (Dollars in thousands)

Real estate loans:
    One- to four-family residential          $55,707        70.6%      $50,481        66.3%        $48,302         68.0%
    Multifamily                                5,184         6.6         7,721        10.1           8,265         11.6
    Nonresidential and land                    5,712         7.2         5,520         7.3           3,401          4.8
    Construction                               1,425         1.8           926         1.2           2,318          3.3
    Home equity                                4,485         5.7         3,464         4.6           1,800          2.5
    Commercial                                 1,929         2.4         2,824         3.7           2,412          3.4
                                             -------     -------      --------    --------         -------     --------
      Total real estate loans                 74,442        94.3        70,936        93.2          66,498         93.6
Consumer and other loans:
    Passbook                                     744          .9           556          .7             586           .8
    Home improvement                           1,286         1.6         1,462         1.9           1,433          2.0
    Automobile                                 1,772         2.3         2,087         2.8           2,199          3.1
    Other                                        707          .9         1,091         1.4             350           .5
                                             -------     -------      --------    --------         -------     --------
      Total consumer and other loans           4,509         5.7         5,196         6.8           4,568          6.4
                                             -------     -------      --------    --------         -------     --------


Total loans                                   78,951      100.00%       76,132       100.0%         71,066        100.0%
                                                         =======                  ========                     ========
Less:

    Loans in process                           1,452                       978                       1,529
    Net deferred loan origination fees and
      unearned discounts                         190                       198                         198
    Allowance for loan losses                    759                       820                         884
                                             -------                  --------                     -------


Total loans net                              $76,550                   $74,136                     $68,455
                                             =======                  ========                     =======



         LOAN MATURITY. The following table sets forth the contractual maturity of American's total loans at June 30, 1998, before consideration of net items:



Due during the fiscal          One- to                                                 Consumer
year ending June 30,       four-family (1)    Multifamily     Nonresidential (2)    and other (3)        Total
--------------------       ---------------    ------------    ------------------    -------------        -----
                                                               (In thousands)

1999                           $2,237              $440               $491              $6,005           $9,173
2000                            2,416               474                530               1,179            4,599
2001                            2,609               512                571                 890            4,582
2002-2003                       5,862             1,147              1,281               1,303            9,593
2004-2008                      19,292             2,611              1,750                 793           24,446
2009-2013                      14,093                 -              1,089                 753           15,935
2014 and thereafter            10,623                 -                  -                   -           10,623
                             --------        ----------        -----------        ------------         --------

                              $57,132            $5,184             $5,712             $10,923          $78,951
                             ========        ==========        ===========        ============         ========

-----------------------------

(1) Includes construction loans.

(2) Includes land development loans.

(3) Includes commercial and home equity loans.

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within American's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1998, American's one- to four-family residential real estate loan portfolio, including certain construction loans secured by one- to four-family residences, was approximately $57.0 million, or 72.1% of total loans.

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

         Fixed-rate loans are offered by American, currently for terms of up to 30 years, however, most of the fixed-rate loans in American's portfolio have terms of 15 years or less.

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

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 1998, American's home equity loans totaled $4.5 million, or 5.7% of total loans.

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

         At June 30, 1998, loans secured by multifamily properties totaled approximately $5.2 million, or 6.6% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE AND LAND. At June 30, 1998, approximately $5.7 million, or 7.2% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, a hotel and an automobile dealership located in American's primary market area. Also included in

American's nonresidential real estate loan portfolio are $895,000 in participation interests which have been purchased in loans originated by other financial institutions.

         American has one land loan with a principal balance of $607,000 secured by developed land which has been subdivided for single-family home construction in Scioto County. Loans for the construction of nonresidential real estate are occasionally made by American. At June 30, 1998, American had outstanding nonresidential real estate construction loans with an aggregate balance of $177,000.

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

         CONSTRUCTION LOANS. Loans for the construction of single-family houses are made to individuals for the construction and permanent financing of their primary residences. Such loans are offered with adjustable and fixed rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 1998, construction loans, in the aggregate, totaled $1.4 million, or 1.8% of American's total loans. Approximately 94% of American's construction loans are secured by property in Scioto County.

         COMMERCIAL REAL ESTATE LOANS. At June 30, 1998, approximately $1.9 million, or 2.4% of American's total loans were secured by commercial real estate. American originates commercial loans for a maximum term of 15 years and which are secured by real estate with a LTV of up to 75%. These extensions of credit are typically secured by office buildings, retail stores and other commercial properties.

         CONSUMER AND OTHER LOANS. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans, including a loan to an automobile dealer leasing group, and unsecured personal loans. Consumer loans, other than loans on deposits, are made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 1998, American had approximately $4.5 million, or 5.7% of total loans, invested in consumer and other loans.

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

         Loan applications for permanent real estate loans are taken by loan personnel. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the

Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee, the members of which are Directors Smith, Jenkins, Burke and Schoettle. Any loan for more than $100,000 must be reviewed and approved by the full Board of Directors.

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

         The following table presents American's loan origination, purchase and sale activity for the periods indicated:

                                                        Year ended June 30,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
                                                          (In thousands)
Loans originated:
  Adjustable-rate:

   One- to four-family real estate ...........   $  1,499   $  1,385   $  1,827
   Multifamily real estate ...................         55        352        636
   Nonresidential real estate ................        528      2,298        112
                                                 --------   --------   --------
    Total adjustable-rate ....................      2,082      4,035      2,575

  Fixed-rate:

   One- to four-family real estate ...........     15,022      9,886     11,324
   Nonresidential real estate ................        446       --          424
   Consumer ..................................      7,563      8,582      9,562
                                                 --------   --------   --------
    Total fixed-rate .........................     23,031     18,468     21,310

Loans purchased ..............................      2,183        773      1,711
                                                 --------   --------   --------

    Total loans originated and purchased .....     27,296     23,276     25,596

Reductions:

   Principal repayments ......................     24,815     17,697     18,715
   Transfers from loans to real estate
    owned and repossessed assets .............        157       --          138
                                                 --------   --------   --------
     Total reductions ........................     24,972     17,697     18,853
Increase (decrease) in other

   items, net (1) ............................         90        102       (441)
                                                 --------   --------   --------
Net increase .................................   $  2,414   $  5,681   $  6,302
                                                 ========   ========   ========

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

         Based on the 15% limit, American was able to lend approximately $2.3 million to one borrower at June 30, 1998. The largest loan American had outstanding to one borrower at June 30, 1998, was $1.4 million. Such loan was secured by automobile titles, assignments of leases and a guarantee of the leasing company and was current at June 30, 1998.

         LOAN ORIGINATION AND OTHER FEES. American realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

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

         The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                     At June 30, 1998
                          ---------------------------------------------------------------------------------------------------------
                            Residential real estate    Nonresidential real estate          Consumer                  Total
                          ---------------------------  -------------------------  ------------------------   ----------------------

                          Number      Amount    % (1)   Number    Amount   % (1)  Number    Amount   % (1)   Number    Amount  % (1)
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------    ------  ----
                                                                      (Dollars in thousands)

Loans delinquent for:
  30-59 days                40       $1,117      1.4%      -       $ -      -%      13     $  60      .1%      53     $1,177    1.5%
  60-89 days                 7          276       .4       -         -      -        4        24       -       11        300     .4
  90 days and over           8          168       .2       -         -      -       12        72      .1       20        240     .3
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------   ------   ----

  Total delinquent
  loans                     55       $1,561      2.0%      -       $ -      -%      29     $ 156      .2%      84     $1,717    2.2%
                          ======     =======    =====   ======    ======   =====  ======   =======   =====   ======   ======   ====



                                                                     At June 30, 1997
                          ---------------------------------------------------------------------------------------------------------
                            Residential real estate    Nonresidential real estate          Consumer                  Total
                          ---------------------------  -------------------------  ------------------------   ----------------------

                          Number      Amount    % (1)   Number    Amount   % (1)  Number    Amount   % (1)   Number    Amount  % (1)
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------    ------  ----
                                                                      (Dollars in thousands)


Loans delinquent for:
  30-59 days                39       $1,199      1.6%      -       $ -      - %     10     $  41      .1%      49     $1,240    1.7%
  60-89 days                17          830      1.1       -         -      -        8        32       -       25        862    1.1
  90 days and over           6        1,052      1.4       -         -      -       10        93      .1       16      1,145    1.5
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------   ------   ----

  Total delinquent
  loans                     62       $3,081      4.1%      -       $ -      - %     28     $ 166      .2%      90     $3,247    4.3%

                          ======     =======    =====   ======    ======   =====  ======   =======   =====   ======   ======   ====





                                                                     At June 30, 1996
                          ---------------------------------------------------------------------------------------------------------
                            Residential real estate    Nonresidential real estate          Consumer                  Total
                          ---------------------------  -------------------------  ------------------------   ----------------------

                          Number      Amount    % (1)   Number    Amount   % (1)  Number    Amount   % (1)   Number    Amount  % (1)
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------    ------  ----
                                                                      (Dollars in thousands)

Loans delinquent for:
  30-59 days                42       $1,386      2.0%      -      $  -      - %     17     $  65      .1%      59     $1,451    2.0%
  60-89 days                14        1,317      1.8       1        38      -        9        41      .1       24      1,396    2.0
  90 days and over           9        1,026      1.4       1       115     .2        8        17       -       18      1,158    1.6
                          ------     -------    -----   ------    ------   -----  ------    ------   -----   ------   ------   ----

  Total delinquent
  loans                     65       $3,729      5.2%      2      $153     .2%      34     $ 123      .2%     101     $4,005    5.6%
                          ======     =======    =====   ======    ======   =====  ======   =======   =====   ======   ======   ====


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

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:


                                                                       At June 30,
                                                      --------------------------------------------
                                                        1998              1997               1996
                                                      --------          --------           -------
Non-accrual loans:
  One- to four-family                                     $168           $    87           $   164
  Nonresidential                                             -                 -               115
  Multifamily                                                -               862               862
  Consumer                                                   -                42                17
                                                      --------          --------           -------
   Total                                                   168               991             1,158

Accruing loans delinquent
  90 days or more:                                          72               154                 -
                                                      --------          --------           -------
   Total nonperforming loans                               240             1,145             1,158

Real estate acquired through foreclosure:
  One- to four-family                                      157                 -                 -
  Nonresidential                                             -                 -               663
  Multifamily                                                -                 -                 -
                                                      --------          --------           -------
   Total real estate acquired through
    foreclosure                                            157                 -               663
                                                      --------          --------           -------

  Total nonperforming assets                              $397            $1,145            $1,821
                                                      ========          ========           =======
  Allowance for loan losses                               $759           $   820           $   884
                                                      ========          ========           =======

  Nonperforming assets as a percent
    of  total assets (1)                                  .34%              1.02%             1.61%

  Allowance for loan losses as a percent of
    nonperforming loans                                316.25%             71.62%            76.34%

  Allowance for loan losses as a percent of
    nonperforming assets                               191.18%             71.62%            48.54%


-----------------------------

(1) The applicable asset totals are $116.4 million, $112.5 million and $112.9 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


         For the year ended June 30, 1998, gross interest income which would have been recorded had non-accrual loans been current in accordance with their original terms was $6,000 and no interest was recorded on such loans during such period.

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

         The aggregate amounts of American's classified assets at the dates indicated were as follows:

                                                      At June 30,
                                     --------------------------------------------
                                        1998             1997              1996
                                     ----------       ----------        ---------

Classified assets
  Substandard                            $  993           $949            $1,804
  Doubtful                                    -              -                 -
  Loss                                        8             42                59
                                     ----------       ----------        ---------

   Total classified assets               $1,001           $991            $1,863
                                     ==========       ==========        =========



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

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:


                                                              For the year ended June 30,
                                                          ------------------------------------
                                                            1998           1997         1996
                                                          --------       --------     --------
                                                                   (Dollars in thousands)

Balance at beginning of period                                $820           $884         $893
Charge-offs:
  Residential real estate loans (1)                            (47)           (22)          (9)
  Nonresidential real estate loans                               -            (64)           -
  Consumer loans                                                (9)            (6)           -
                                                          --------       --------     --------
  Total charge-offs                                            (56)           (92)          (9)
Recoveries                                                       -              -            -
                                                          --------       --------     --------
Net charge-offs                                                (56)           (92)          (9)
                                                          --------       --------     --------
Provision for (recoveries of) losses on loans                   (5)            28            -
                                                          --------       --------     --------

  Balance at end of period                                    $759           $820         $884
                                                          ========       ========     ========


  Ratio of net charge-offs to average loans
     outstanding during the period                             .07%           .13%        .01%

------------------------------

(1) Includes multifamily loans.

         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:

                                                                                At June 30,
                                         ------------------------------------------------------------------------------------
                                                   1998                       1997                             1996
                                         -----------------------     -------------------------      -------------------------
                                                    Percent of                     Percent of                    Percent of
                                                   loans in each                 loans in each                  loans in each
                                                    category to                   category to                    category to
                                         Amount     total loans      Amount       total loans       Amount       total loans
                                         ------    -------------     ------      -------------      ------      -------------
                                                                         (Dollars in thousands)

Balance at year end applicable to:

   Real estate loans                        $47          94.3%        $216            93.2%           $309           93.6%
   Consumer loans                            11           5.7           42             6.8              13            6.4
   Unallocated                              701             -          562              -              562              -
                                         ------    -------------     ------      -------------      ------      -------------
   Total                                   $759         100.0%        $820           100.0%           $884          100.0%
                                         ======    =============     ======      =============      ======      =============



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

         The following table sets forth the composition of American's investments, other than mortgage-backed securities, at the dates indicated:

                                                                         At June 30,
                                           ------------------------------------------------------------------------
                                                    1998                     1997                      1996
                                           ---------------------     ---------------------     --------------------
                                           Carrying      Percent     Carrying      Percent     Carrying     Percent
                                             Value      of total       Value      of total       Value     of total
                                           ---------     --------     --------     --------     --------    --------
                                                                     (Dollars in thousands)

Investments designated as held to maturity:
    Interest-bearing deposits in other
      financial institutions (1)             $15,399        56.5%     $  7,732        29.3%     $10,127       34.4%

Investments designated as available for sale:
    U.S. Government agency obligations        10,766        39.5        17,960        68.0       18,771       63.8
    Corporate equity securities                  128          .5             -           -            -          -
    FHLMC stock                                  941         3.5           700         2.7          513        1.8
                                           ---------     --------     --------     --------     --------    --------

    Total investments designated
      as available for sale                   11,835        43.5        18,660        70.7       19,284       65.6
                                           ---------     --------     --------     --------     --------    --------


Total investments                            $27,234       100.0%      $26,392       100.0%     $29,411      100.0%
                                           =========     ========     ========     ========     ========    ========

-----------------------------

(1) Includes interest-bearing deposits and certificates of deposit.

(2) At June 30, 1998, 1997 and 1996, the market value of American's investment securities, held to maturity, totaled $15.4 million, $7.7 million and $10.1 million, respectively.

         The following table sets forth information regarding the maturities, book value and weighted average yields of American's investment securities, other than mortgage-backed securities, at June 30, 1998:


                             Less than 1 Year          1-5 Years              5-10 Years           10-20 Years           Total
                            -------------------  --------------------   --------------------   ------------------  -----------------
                                       Weighted              Weighted               Weighted             Weighted
                            Amortized   average  Amortized    average   Amortized   average    Amortized  average  Amortized  Market
                              cost       yield     cost        yield      cost       yield       cost      yield     cost     value
                            ---------  --------  ---------   --------   ---------   --------   --------- --------  ---------  ------
                                                                 (Dollars in thousands)

Investments designated as
  held to maturity:
  Certificates of deposit
    in other financial
    institutions              $1,266     6.46%    $  738      6.36%    $      -         -%     $     -         -%    $2,004   $2,004
Investments designated as
  available for sale:
  U.S. Government
    agency obligations           995     5.53      1,500      6.24        5,166      7.06        3,068      7.25     10,729   10,766
  Corporate equity                 -        -          -         -            -         -            -         -        140      128
    securities
  FHLMC stock                      -        -          -         -            -         -           20       941
                            ---------  --------  ---------   --------   ---------   --------   --------- --------  ---------  ------

       Total                  $2,261     6.05%    $2,238      6.28%    $  5,166      7.06%      $3,068      7.25%   $12,893  $13,839
                            =========  ========  =========   ========   =========   ========   ========= ========  =========  ======



         In addition to the foregoing investment securities, American has been an active purchaser of mortgage-backed securities. At June 30, 1998, mortgage-backed securities totaled $8.9 million, or 7.66% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, primarily participations or pass-through securities, issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA. In addition, American does invest in collateralized mortgage obligations ("CMOs").

         American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.

                                                    At June 30, 1998                                  At June 30, 1997
                                -----------------------------------------------   ----------------------------------------------
                                              Gross       Gross                                  Gross       Gross
                                Amortized   unrealized  unrealized    Estimated    Amortized   unrealized  unrealized Estimated
                                  cost        gains       losses     fair value      cost        gains       losses   fair value
                                ------       ------       -----       ------    ---------     --------      ------   ---------
                                                                                                  (In thousands)

Available for sale:
  FHLMC participation
     certificates               $2,007        $  41        $  4       $2,044       $3,067          $34         $34      $3,067
  FNMA participation
     certificates                  850           26           9          867        1,637           23          21       1,639
  GNMA participation
     certificates                4,919           86           3        5,002        3,817           61          24       3,854
  Collateralized mortgage
     obligations                 1,014            4           7        1,011            -            -           -           -
                                ------       ------       -----       ------    ---------     --------      ------   ---------
    Total mortgage-backed
    securities                  $8,790         $157        $ 23       $8,924       $8,521         $118         $79      $8,560
                                ======         ====        ====       ======       ======         ====         ===      ======




                                                    At June 30, 1996
                                 --------------------------------------------
                                             Gross       Gross
                                Amortized  unrealized  unrealized  Estimated
                                  cost       gains       losses    fair value
                               ------------ --------   --------  -----------


Available for sale:
  FHLMC participation
     certificates                 $4,119         $38       $ 57    $ 4,100
  FNMA participation
     certificates                  2,135          30         27      2,138
  GNMA participation
     certificates                  4,463          81         54      4,490
  Collateralized mortgage
     obligations                          -        -          -            -
                               ------------ --------   --------  -----------
    Total mortgage-backed
    securities                   $10,717        $149       $138    $10,728
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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:


                                           1998                       1997                       1996
                                   ---------------------      --------------------      ----------------------
                                                Percent                   Percent                      Percent
                                                of total                  of total                    of total
                                    Amount      deposits       Amount     deposits       Amount       deposits
                                   --------    ---------      --------    --------      --------      --------
                                                              (Dollars in thousands)

  Transaction accounts:
    Passbook accounts               $7,440        8.0%        $ 7,379       8.2%        $ 7,225          8.7%
    Demand, NOW and Super NOW
     accounts                        5,867        6.3           4,435       4.9           3,448          4.1
    Money market deposit
     accounts                        7,999        8.5           7,785       8.7           9,001         10.8
                                   --------    ---------      --------    --------      --------      --------

      Total transaction             21,306       22.8          19,599      21.8          19,674         23.6
        accounts

  Certificates of deposit:
     4.00 - 4.99%                      421         .5             402        .4             474           .5
     5.00 - 5.99%                   45,033       48.2          52,404      58.4          27,525         33.0
     6.00 - 6.99%                   26,630       28.5          17,265      19.2          35,638         42.7
     7.00 - 7.99%                       31          -              30        .1              36           .1
     8.00 - 8.99%                       56          -              52        .1              48           .1
                                   --------    ---------      --------    --------      --------      --------

      Total certificates of
       deposit                      72,171       77.2          70,153      78.2          63,721         76.4
                                   --------    ---------      --------    --------      --------      --------

    Total deposits                 $93,477      100.0%        $89,752     100.0%        $83,395        100.0%
                                   ========    =========      ========    ========      ========      ========


         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:

                                                                      June 30,
                                              -------------------------------------------------------------
                                                 1998                     1997                      1996
                                              ----------               ----------                 ---------
                                                                     (In thousands)

  Less than one year                             $51,581                  $42,468                   $44,345
  One to two years                                18,247                   22,606                    10,065
  Two to three years                               1,928                    4,095                     5,748
  Over three years                                   415                      984                     3,563
                                              ----------               ----------                 ---------

                                                 $72,171                  $70,153                   $63,721
                                                 =======                  =======                   =======



         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1998:


                                                                                   At June 30, 1998
                                                                                ----------------------
  Certificates of deposit with balances of $100,000                             (In thousands) or more
     maturing in quarter ending (1):

      September 30, 1998                                                                $    679
      December 31, 1998                                                                    2,589
      March 31, 1999                                                                       2,546
      June 30, 1999                                                                        1,942
      After  June 30, 1999                                                                 3,764
                                                                                        --------


       Total certificates of deposit with balances of $100,000 or more                  $ 11,520
                                                                                        ========

-----------------------------

(1) Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:

                                             Year ended June 30,
                                   -------------------------------------------
                                      1998            1997              1996
                                   ---------        ---------        ---------
                                             (Dollars in thousands)


  Beginning balance .........      $  89,752        $  83,395        $  78,888
  Deposits ..................        120,166          118,033           91,423
  Withdrawals ...............       (119,802)        (114,836)         (89,410)
  Interest credited .........          3,361            3,160            2,494
                                   ---------        ---------        ---------
  Ending balance ............      $  93,477        $  89,752        $  83,395
                                   =========        =========        =========

  Net increase ..............      $   3,725        $   6,357        $   4,507
                                   =========        =========        =========
  Percent increase ..........           4.15%            7.62%            5.71%
                                   =========        =========        =========



         BORROWINGS. American's other sources of funds include advances from the FHLB. As a member of the FHLB, American is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. In addition to American's advances from the FHLB, ASB has borrowed money at June 30, 1998 and 1997, totaling $2.5 million and $500,000 at respective interest rates of 8.50% and 8.88%, maturing in 1999 and 2001, respectively.

         The following table sets forth certain information as to American's FHLB advances and ASB's other borrowings at the dates indicated:

                                                                        At June 30,
                                                    -----------------------------------------------------
                                                     1998                     1997                  1996
                                                    ------                   ------                ------
                                                                 (Dollars in thousands)

FHLB advances                                       $4,354                   $2,884                $2,413
Weighted  average  interest  rate of FHLB
   advances                                           5.16%                    5.65%                 4.95%

Other borrowed money                                $2,500                     $500                     -
Weighted  average  interest rate of other
   borrowed money                                     8.50%                    8.88%                    -

         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                                                        At June 30,
                                                    -----------------------------------------------------
                                                     1998                     1997                  1996
                                                    ------                   ------                ------
                                                                 (Dollars in thousands)

FHLB advances:
   Maximum balance                                  $4,354                   $2,889                   $2,413
   Average balance                                   3,130                    2,489                      684
   Weighted average interest rate                     5.90%                    5.65%                    5.12%

Other borrowed money:
   Maximum balance                                  $2,500                     $500                        -
   Average balance                                     378                      333                        -
   Weighted average interest rate                     8.84%                    8.88%                       -


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

SUBSIDIARY ACTIVITIES

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 1998, the stock held by the service corporation had a book value of $15,000. Additionally, during the year ended June 30, 1996, American distributed $18,000 to ASL which was invested in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $33,000 at June 30, 1998.

PERSONNEL

         As of June 30, 1998, American had 20 full-time employees and 4 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and has established the ASB

Financial Corp. Employee Stock Ownership Plan. None of the employees of American are represented by a collective bargaining unit.

YEAR 2000

         As with most providers of financial services, American's operations are heavily dependent on information technology systems. American is addressing the potential problems associated with the possibility that the computers that control or operate American's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. American is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         ASB's primary data processing applications are handled by a third-party service bureau which has advised ASB that it has transferred to a fully year 2000-compliant processing system that will be fully tested by January 1, 1999. Management has also reviewed ASB's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

         As a result of the foregoing, ASB has not identified any material specific expenses that are reasonably likely to be incurred by American in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that American is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make American's current systems, programs and equipment year 2000 compliant, ASB's net earnings and financial condition could be adversely affected. While American is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur.

         In addition to possible expense related to its own systems, ASB could incur losses if year 2000 issues adversely affect American's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in American's primary market area. Because American's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and American's primary market area is not significantly dependent upon one employer or industry, American does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                                   REGULATION

         GENERAL. ASB, as the holding company of American, is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS. As a savings association organized under the laws of the United States, American is also subject to regulatory oversight by the OTS, and, because American's deposits are insured by the FDIC, American is also subject to examination and regulation by the FDIC. American must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether American is in compliance with various regulatory requirements and is operating in a safe and sound manner. American is a member of the FHLB of Cincinnati.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and American may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which American may engage and would probably subject American to more regulation by the FDIC. In addition, ASB might become subject to a different form of holding company regulation which may limit the activities in which ASB may engage and subject ASB to additional regulatory requirements, including separate capital requirements. ASB cannot predict when or whether Congress may actually pass legislation regarding the Company's and American's regulatory requirements or charter. Although such legislation may change the activities in which ASB and American may engage, it is not anticipated that the current activities of either ASB or American will be materially affected by those activity limits.

         OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Federally chartered savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. American has received a "satisfactory" examination rating under those regulations.

         OTS REGULATORY CAPITAL REQUIREMENTS. American is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of American at June 30, 1998, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                                        At June 30, 1998
                                                              ------------------------------------
                                                                  Amount                   Percent
                                                                 --------                   -----
                                                              (In thousands)

                      Tangible capital                            $14,690                    12.8%
                      Requirement                                   1,725                     1.5
                                                                 --------                   -----
                      Excess                                      $12,965                    11.3%
                                                                 ========                   =====

                      Core capital                                $14,690                    12.8%
                      Requirement                                   3,451                     3.0
                                                                 --------                   -----
                      Excess                                      $11,239                     9.8%
                                                                 ========                   =====

                      Total capital                               $15,391                    27.5%
                      Risk-based requirement                        4,479                     8.0
                                                                 --------                   -----
                      Excess                                      $10,912                    19.5%
                                                                 ========                   =====



         Current capital requirements call for tangible capital (which for American is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 1.5% of adjusted total assets, core capital (which for American consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for American consists of core capital plus general valuation reserves of $701,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. American does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. American's current core capital level is 12.8% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. American does not currently qualify for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 1998, meets the standards for a well-capitalized institution.

         Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements, as such requirements are defined by OTS regulations. Associations in this category may make capital distributions of up to 75% of net income over the four most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         American meets the requirements for a Tier 1 Association and has not been notified of any need for more than normal supervision. As a subsidiary of the Company, American is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. American paid no dividends to ASB during fiscal 1998.

         In January 1998, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association owned by a holding company would still be required to provide either a notice or an application to the OTS, although under certain circumstances a savings association without a holding company having an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it would remain adequately capitalized after the distribution is made.

         LIQUIDITY. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of American, as computed under current regulations, at June 30, 1998, was approximately $19.6 million, or 19.8% and exceeded the 4.0% liquidity requirement by approximately $15.6 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At June 30, 1998, American met the QTL Test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At June 30, 1998, American was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. American was in compliance with such restrictions at June 30, 1998.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 1998.

         FEDERAL DEPOSIT INSURANCE CORPORATION REGULATIONS. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. American is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including American, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. American had $83.8 million in deposits at March 31, 1995, and paid a special assessment of $551,000, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1997 were $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 were $.064 per $100 in deposits. American paid $57,000 in SAIF assessments in fiscal 1998 compared to $114,000 in fiscal 1997, exclusive of the special assessment.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At June 30, 1998, American was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. American is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $725,000 at June 30, 1998.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

         HOLDING COMPANY REGULATION. ASB is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, ASB is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1998, American met the QTL Test.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         If ASB were to acquire control of another savings institution, other than through a merger or other business combination with American, ASB would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of ASB and any of its subsidiaries (other than American or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) an exception specifically enumerated in the statute is applicable to the combination, (2) the combination is approved, at a meeting held for such purpose, by the affirmative vote of the holders of the issuing public corporation entitling them to exercise at least two-thirds of the voting power of the issuing public corporation in the election of directors or of such different proportion as the articles may provide, provided the combination is also approved by the affirmative vote of the holders of at least a majority of the disinterested shares, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. The Articles of Incorporation of ASB do not opt out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (a) the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present, and (b) a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

FEDERAL TAXATION

         ASB and American are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, ASB and American may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         American's average gross receipts for the three tax years ending on December 31, 1997, is approximately $8.6 million and as a result, American does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as American , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, American used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like American, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1998, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $2.2 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A and N to the financial statements. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of American have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American .

OHIO TAXATION

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

         In computing its tax under the net worth method, ASB may exclude 100% of its investment in the capital stock of American , as reflected on the balance sheet of ASB in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of American . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, ASB may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of American determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY

                  American owns the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located. At June 30, 1998, the net book value of the main office property was $520,000, and American's office premises and equipment had a total net book value of $932,000. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 1998 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 14, 1998, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

                                            ASB FINANCIAL CORP.

                                            By /s/ Robert M. Smith
                                               -----------------------------
                                               Robert M. Smith
                                               President and Director
                                               (Principal Executive Officer
                                               and Principal Financial Officer)

                                            Date: September 28, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By /s/ Gerald R. Jenkins                           By  /s/ Lee O. Fitch
     ----------------------------------                  -----------------------
     Gerald R. Jenkins                                   Lee O. Fitch
     Director and Chairman of the Board                  Director

  Date: September 28, 1998                           Date: September 28, 1998



  By /s/ William J. Burke                            By  /s/ Louis M. Schoettle
     ----------------------------------                  -----------------------
     William J. Burke                                    Louis M. Schoettle
     Director                                            Director

  Date: September 28, 1998                           Date: September 28, 1998


  By /s/ Victor W. Morgan
     ----------------------------------
     Victor W. Morgan
     Director

  Date: September 28, 1998

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER     DESCRIPTION
     -------    -----------
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

       3.4       Code of Regulations of ASB Financial Corp.                    Incorporated by reference to the Form
                                                                               10-KSB, Exhibit 3.5

       10.1      ASB Financial Corp. 1995 Stock Option and Incentive Plan      Incorporated by reference to the Form
                                                                               10-KSB for the fiscal year ended June 30,
                                                                               1996 filed with the SEC on September 30,
                                                                               1996, (the "1996 Form 10-KSB") Exhibit
                                                                               10.1

       10.2      American Savings Bank, fsb Recognition and Retention Plan     Incorporated by reference to the 1996
                 and Trust Agreement                                           Form 10-KSB, Exhibit 10.2

       13        1998 Annual Report to Shareholders

       20        Proxy Statement for 1998 Annual Meeting

       21        Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 21

       27        Financial Data Schedule
