Form 10QSB
period 1998-09-30
ASB FINANCIAL CORP /OH
filed 1998-11-13
CIK 944304

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               ---------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.    0-25906

                               ASB FINANCIAL CORP.
        (Exact name of small business issuer as specified in its charter)

        Ohio                                                   31-1429488
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

503 Chillicothe Street
Portsmouth, Ohio                                                  45662
(Address of principal                                           (Zip Code)
executive office)

Issuer's telephone number:  (740)  354-3177

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                     No

As of November 9, 1998, the latest practicable date, 1,654,788 shares of the registrant's common stock, without par value, were issued and outstanding.










                               Page 1 of 15 pages

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                 3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Other Comprehensive Income          5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

            Management's Discussion and Analysis of
            Financial Condition and Results of
              Operations                                                  10


PART II - OTHER INFORMATION                                               14

SIGNATURES                                                                15


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                         September 30,            June 30,
         ASSETS                                                                   1998                1998
Cash and due from banks                                                       $  3,301            $    495
Interest-bearing deposits in other financial institutions                        6,931              13,395
                                                                               -------             -------
         Cash and cash equivalents                                              10,232              13,890

Certificates of deposit in other financial institutions                          1,518               2,004
Investment securities available for sale - at market                            13,936              11,835
Mortgage-backed securities available for sale - at market                       11,061               8,924
Loans receivable - net                                                          77,608              76,550
Office premises and equipment - at depreciated cost                                931                 932
Real estate acquired through foreclosure - net                                      -                  157
Federal Home Loan Bank stock - at cost                                             739                 725
Accrued interest receivable on loans                                               120                 125
Accrued interest receivable on mortgage-backed securities                           82                  70
Accrued interest receivable on investments and
  interest-bearing deposits                                                        283                 308
Prepaid expenses and other assets                                                  544                 665
Prepaid federal income taxes                                                       164                 222
Deferred federal income tax assets                                                  -                   30
                                                                               -------             -------

         Total assets                                                         $117,218            $116,437
                                                                               =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 94,893            $ 93,477
Advances from the Federal Home Loan Bank                                         5,346               4,354
Other borrowed money                                                                -                2,500
Advances by borrowers for taxes and insurance                                       94                 169
Accrued interest payable                                                           767                 118
Other liabilities                                                                1,406               1,329
Deferred federal income taxes                                                       48                  -
                                                                               -------             -------
         Total liabilities                                                     102,554             101,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                -                   -
  Common stock, 4,000,000 no par value shares authorized; 1,740,854
    shares issued                                                                   -                   -
  Additional paid-in capital                                                     8,304               8,304
  Retained earnings, restricted                                                  8,371               8,292
  Shares acquired by stock benefit plans                                        (1,677)             (1,677)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                     809                 714
  Less 86,066 shares of treasury stock - at cost                                (1,143)             (1,143)
                                                                               -------             -------
         Total shareholders' equity                                             14,664              14,490
                                                                               -------             -------

         Total liabilities and shareholders' equity                           $117,218            $116,437
                                                                               =======             =======



                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)

                                                                     1998              1997
Interest income
  Loans                                                            $1,609            $1,568
  Mortgage-backed securities                                          167               152
  Investment securities                                               343               375
  Interest-bearing deposits and other                                  30                69
                                                                    -----             -----
         Total interest income                                      2,149             2,164

Interest expense
  Deposits                                                          1,223             1,194
  Borrowings                                                           99                55
                                                                    -----             -----
         Total interest expense                                     1,322             1,249
                                                                    -----             -----

         Net interest income                                          827               915

Other income                                                           59                65

General, administrative and other expense
  Employee compensation and benefits                                  288               334
  Occupancy and equipment                                              29                29
  Federal deposit insurance premiums                                   14                14
  Franchise taxes                                                      50                78
  Data processing                                                      59                49
  Other operating                                                     102               108
                                                                    -----             -----
         Total general, administrative and other expense              542               612
                                                                    -----             -----

         Earnings before income taxes                                 344               368

Federal income taxes
  Current                                                              72               136
  Deferred                                                             29               (14)
                                                                    -----             -----
         Total federal income taxes                                   101               122
                                                                    -----             -----

         NET EARNINGS                                              $  243            $  246
                                                                    =====             =====

         EARNINGS PER SHARE
           Basic                                                     $.16              $.15
                                                                      ===               ===

           Diluted                                                   $.15              $.15
                                                                      ===               ===



                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                          1998           1997
Net earnings                                              $243           $246

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period                                              95             12
                                                           ---            ---

Comprehensive income                                      $338           $258
                                                           ===            ===


                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                       1998              1997
Cash flows from operating activities:
  Net earnings (loss) for the period                                                $   243            $  246
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                    4                11
    Amortization of deferred loan origination fees                                      (16)              (17)
    Depreciation and amortization                                                        18                20
    Federal Home Loan Bank stock dividends                                              (14)              (13)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                        18               (52)
      Prepaid expenses and other assets                                                 121                59
      Accrued interest payable                                                          649               633
      Other liabilities                                                                  77               109
      Federal income taxes
        Current                                                                          58               (36)
        Deferred                                                                         29               (14)
                                                                                     ------             -----
         Net cash provided by operating activities                                    1,187               946

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                     4,560             1,650
  Purchase of investment securities designated as available for sale                 (6,501)             (468)
  Principal repayments on mortgage-backed securities                                    743               371
  Purchase of mortgage-backed securities                                             (2,900)               -
  Loan principal repayments                                                           8,179             3,083
  Loan disbursements                                                                 (9,221)           (5,006)
  Purchase of office premises and equipment                                             (17)               (3)
  Decrease in certificates of deposit in other financial institutions - net             486               496
  Proceeds from sale of real estate acquired through foreclosure                        157                -
                                                                                     ------             -----
         Net cash provided by (used in) investing activities                         (4,514)              123

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                         1,416              (498)
  Proceeds from Federal Home Loan Bank advances                                       1,000                -
  Repayment of Federal Home Loan Bank advances                                           (8)               (8)
  Repayment of other borrowed money                                                  (2,500)               -
  Advances by borrowers for taxes and insurance                                         (75)              (67)
  Dividends paid on common shares                                                      (164)             (170)
  Purchase of treasury stock                                                             -               (277)
                                                                                     ------             -----
         Net cash used in financing activities                                         (331)           (1,020)
                                                                                     ------             -----

Net increase (decrease) in cash and cash equivalents                                 (3,658)               49

Cash and cash equivalents at beginning of period                                     13,890             3,850
                                                                                     ------             -----

Cash and cash equivalents at end of period                                          $10,232            $3,899
                                                                                     ======             =====



                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                           1998              1997
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                   $ 10              $  -
                                                                            ===               ===

    Interest on deposits and borrowings                                    $673              $616
                                                                            ===               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                       $ 95              $ 12
                                                                            ===               ===


                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 77,756 unallocated ESOP shares, totaled 1,557,590 for the three month period ended September 30, 1998. Weighted-average common shares deemed outstanding, which gives effect to 93,460 unallocated ESOP shares, totaled 1,620,820 for the three month period ended September 30, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,584,344 for the three month period ended September 30, 1998, and 1,649,229 for the three month period ended September 30, 1997.

    4.   Effects of Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                               ASB Financial Corp.

             For the three months ended September 30, 1998 and 1997


    4.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

    The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to September 30,
1998

At September 30, 1998, the Corporation's assets totaled $117.2 million, an increase of $781,000, or .7%, over the $116.4 million of total assets at June 30, 1998. The increase in assets was funded primarily by growth in deposits of $1.4 million and net proceeds from Federal Home Loan Bank advances totaling $1.0 million, which were partially offset by a decrease in other borrowed money of $2.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $4.1 million from June 30, 1998 levels, to a total of $11.8 million at September 30, 1998. Investment securities totaled $13.9 million at September 30, 1998, an increase of $2.1 million, or 17.8%, from June 30, 1998 levels. During the three months ended September 30, 1998, purchases of investment securities totaled $6.5 million which were partially offset by maturities of $4.6 million.

Mortgage-backed securities totaled $11.1 million at September 30, 1998, an increase of $2.1 million, or 23.9%, over the total at June 30, 1998. The increase was due primarily to purchases of $2.9 million during the quarter, which were partially offset by principal repayments of $743,000.

Loans receivable increased by $1.1 million, or 1.4%, during the three month period ended September 30, 1998, to a total of $77.6 million. Loan disbursements amounted to $9.2 million and were partially offset by principal repayments of $8.2 million. The allowance for loan losses totaled $746,000 at September 30, 1998, a decrease of $13,000 from the $759,000 total at June 30, 1998. Nonperforming loans totaled $179,000 and $240,000 at September 30, 1998 and June 30, 1998, respectively. The allowance for loan losses represented 416.8% and 316.3% of nonperforming loans as of September 30, 1998 and June 30, 1998, respectively. Although management believes that its allowance for loan losses at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $94.9 million at September 30, 1998, an increase of $1.4 million, or 1.5%, over June 30, 1998 levels. The growth in deposits can be primarily attributed to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Borrowings decreased by $1.5 million during the three months ended September 30, 1998, to a total of $5.3 million, due to principal repayments of $2.5 million of other borrowed money, which were partially offset by proceeds from $1.0 million in new Federal Home Loan Bank advances.

Shareholders' equity totaled $14.7 million at September 30, 1998, an increase of $174,000, or 1.2%, from June 30, 1998 levels. The increase resulted primarily from undistributed net earnings of $79,000 and an increase in unrealized gains on securities designated as available for sale of $95,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 1998, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997

General

Net earnings amounted to $243,000 for the three months ended September 30, 1998, a decrease of $3,000, or 1.2%, from the $246,000 of net earnings reported for the same period in 1997. The decrease in earnings resulted primarily from an $88,000 decrease in net interest income and a $6,000 decrease in other income which were partially offset by a $70,000 decrease in general, administrative and other expense and a $21,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $88,000, or 9.6%, for the three months ended September 30, 1998, compared to the 1997 period. Interest income on loans increased by $41,000, or 2.6%, due primarily to a $2.0 million increase in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $56,000, or 9.4%, due primarily to a decrease in yields available on such investments year to year.

Interest expense on deposits increased by $29,000, or 2.4%, due primarily to a $4.7 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $44,000, or 80.0%, due primarily to an increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management elected not to record any provision for loan losses for the three month periods ended September 30, 1998 and 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997 (continued)

Other Income

Other income decreased by $6,000, or 9.2%, for the three months ended September 30, 1998, compared to the same period in 1997. Other income consists generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $70,000, or 11.4%, during the three months ended September 30, 1998, compared to the same period in 1997. This decrease resulted primarily from a $46,000, or 13.8%, decrease in employee compensation and benefits, a $28,000, or 35.9%, decrease in franchise taxes and a $6,000, or 5.6%, decrease in other operating expenses. The decrease in employee compensation and benefits resulted from the retirement of an officer, increased deferrals of loan origination costs under SFAS No. 91 and a reduction of stock benefit plan expense. The decrease in franchise taxes reflects the effects of the reduction in equity year to year.

Federal Income Taxes

The provision for federal income taxes totaled $101,000 for the three months ended September 30, 1998, a decrease of $21,000, or 17.2%, compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $24,000, or 6.5%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 29.4% and 33.2% for the three months ended September 30, 1998 and 1997, respectively.


Year 2000 Compliance Matters

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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

American's primary data processing applications are handled by a third-party service bureau. The service bureau has advised American that it has shifted to a fully Year 2000 compliant processing system that will be fully tested by January 1, 1999. Management has also reviewed American's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

As of the date of this Form 10-QSB, American has developed an estimate of specific expenses that are reasonably likely to be incurred by American in connection with this issue, however American does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, American could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in American's primary market area. Because American's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and American's primary market area is not significantly dependent upon one employer or industry, American does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

The Savings Bank has developed a contingency plan in case systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event, and includes the potential to conduct and record transactions manually until the service provider is operational. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

                               ASB Financial Corp.

                                     PART II


ITEM 1. Legal Proceedings

          Not applicable


ITEM 2. Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3. Defaults Upon Senior Securities

          Not applicable


ITEM 4. Submission of Matters to a Vote of Security Holders

          On October 28, 1998, the Corporation held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected two directors by the following votes:


          For:  1,330,374         Against:  3,047              Abstain:  none


          For:  1,330,374         Against:  3,047              Abstain:  none


          The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 1999 fiscal year by the following vote:

          For:  1,331,134         Against:  1,000              Abstain:  1,287


ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8-K

          Form 8-K:      None.

          Exhibits:

          27.1 Financial data schedule for the three months ended September 30, 1998.

          27.2 Restated financial data schedule for the three months ended September 30, 1997.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 9, 1998               By:  /s/Robert M. Smith
       ---------------------                 ---------------------------------
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and Chief Financial Officer