Form 10QSB
period 1998-12-31
ASB FINANCIAL CORP /OH
filed 1999-02-12
CIK 944304

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1998
                               -------------------------------------------

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

Yes    X                                                No

As of February 10, 1999, the latest practicable date, 1,654,788 shares of the registrant's common stock, without par value, were issued and outstanding.










                               Page 1 of 18 pages

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Other Comprehensive Income              5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        11


PART II - OTHER INFORMATION                                                 17

SIGNATURES                                                                  18


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          December 31,            June 30,
         ASSETS                                                                   1998                1998
Cash and due from banks                                                       $  4,484            $    495
Interest-bearing deposits in other financial institutions                        5,130              13,395
                                                                               -------             -------
         Cash and cash equivalents                                               9,614              13,890

Certificates of deposit in other financial institutions                          1,124               2,004
Investment securities available for sale - at market                            17,402              11,835
Mortgage-backed securities available for sale - at market                       11,217               8,924
Loans receivable - net                                                          78,260              76,550
Office premises and equipment - at depreciated cost                                923                 932
Real estate acquired through foreclosure - net                                      -                  157
Federal Home Loan Bank stock - at cost                                             751                 725
Accrued interest receivable on loans                                                55                 125
Accrued interest receivable on mortgage-backed securities                           78                  70
Accrued interest receivable on investments and
  interest-bearing deposits                                                        282                 308
Prepaid expenses and other assets                                                  618                 665
Prepaid federal income taxes                                                       452                 222
Deferred federal income tax assets                                                  -                   30
                                                                               -------             -------

         Total assets                                                         $120,776            $116,437
                                                                               =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 97,928            $ 93,477
Advances from the Federal Home Loan Bank                                         5,838               4,354
Other borrowed money                                                                -                2,500
Advances by borrowers for taxes and insurance                                      165                 169
Accrued interest payable                                                            79                 118
Other liabilities                                                                1,155               1,329
Deferred federal income taxes                                                      223                  -
                                                                               -------             -------
         Total liabilities                                                     105,388             101,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                -                   -
  Common stock, 4,000,000 no par value shares authorized; 1,740,854
    shares issued                                                                   -                   -
  Additional paid-in capital                                                     8,355               8,304
  Retained earnings, restricted                                                  8,663               8,292
  Shares acquired by stock benefit plans                                        (1,418)             (1,677)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                     931                 714
  Less 86,066 shares of treasury stock - at cost                                (1,143)             (1,143)
                                                                               -------             -------
         Total shareholders' equity                                             15,388              14,490
                                                                               -------             -------

         Total liabilities and shareholders' equity                           $120,776            $116,437
                                                                               =======             =======



                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                For the six months           For the three months
                                                                  ended December 31,           ended December 31,
                                                                 1998         1997            1998         1997
Interest income
  Loans                                                        $3,200       $3,161          $1,591       $1,593
  Mortgage-backed securities                                      358          294             191          142
  Investment securities                                           665          717             322          342
  Interest-bearing deposits and other                              46          116              16           47
                                                                -----        -----           -----        -----
         Total interest income                                  4,269        4,288           2,120        2,124

Interest expense
  Deposits                                                      2,440        2,366           1,217        1,172
  Borrowings                                                      169          108              70           53
                                                                -----        -----           -----        -----
         Total interest expense                                 2,609        2,474           1,287        1,225
                                                                -----        -----           -----        -----

         Net interest income                                    1,660        1,814             833          899

Provision for (recoveries of) losses on loans                      (1)          (4)             (1)          (4)
                                                                -----        -----           -----        -----

         Net interest income after provision for
           (recoveries of) losses on loans                      1,661        1,818             834          903

Other income
  Gain on sale of investment securities                            29            4              29            4
  Other operating                                                 130          135              71           70
                                                                -----        -----           -----        -----
         Total other income                                       159          139             100           74

General, administrative and other expense
  Employee compensation and benefits                              595          654             307          320
  Occupancy and equipment                                          59           60              30           31
  Federal deposit insurance premiums                               27           28              13           14
  Franchise taxes                                                 102          160              52           82
  Data processing                                                 110           96              51           47
  Other operating                                                 222          213             120          105
                                                                -----        -----           -----        -----
         Total general, administrative and other expense        1,115        1,211             573          599
                                                                -----        -----           -----        -----

         Earnings before income taxes                             705          746             361          378

Federal income taxes
  Current                                                          62          263             (10)         127
  Deferred                                                        142          (17)            113           (3)
                                                                -----        -----           -----        -----
         Total federal income taxes                               204          246             103          124
                                                                -----        -----           -----        -----

         NET EARNINGS                                          $  501       $  500          $  258       $  254
                                                                =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                 $.32         $.32            $.16         $.16
                                                                  ===          ===             ===          ===

           Diluted                                               $.31         $.31            $.16         $.16
                                                                  ===          ===             ===          ===



                               ASB Financial Corp.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                              For the six months           For the three months
                                                               ended December 31,            ended December 31,
                                                            1998            1997           1998           1997
Net earnings                                                $501            $500           $258           $254

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period                                               236             271            141            259

Reclassification adjustment for realized gains
  included in earnings                                       (19)             (3)           (19)            (3)
                                                             ---             ---            ---            ---

Comprehensive income                                        $718            $768           $380           $510
                                                             ===             ===            ===            ===



                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                    1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                    $   501           $   500
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                37                17
    Amortization of deferred loan origination fees                                   (32)              (33)
    Depreciation and amortization                                                     35                38
    Amortization of expense related to stock benefit plans                           310               267
    Provision for (recoveries of) losses on loans                                     (1)               (4)
    Gain on sale of investment securities                                             -                 (4)
    Federal Home Loan Bank stock dividends                                           (26)              (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     88                47
      Prepaid expenses and other assets                                               47               167
      Accrued interest payable                                                       (39)              (33)
      Other liabilities                                                             (174)               11
      Federal income taxes
        Current                                                                     (230)              (50)
        Deferred                                                                     142               (17)
                                                                                  ------            ------
         Net cash provided by operating activities                                   658               881

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  8,634             5,664
  Purchase of investment securities                                              (13,858)           (2,758)
  Proceeds from sale of investment securities                                         -                119
  Purchase of mortgage-backed securities                                          (3,900)               -
  Principal repayments on mortgage-backed securities                               1,555             1,354
  Loan principal repayments                                                       14,564             7,395
  Loan disbursements                                                             (16,241)          (10,572)
  Purchase of office equipment                                                       (26)               (2)
  Decrease in certificates of deposit in other financial institutions - net          880             1,461
  Proceeds from sale of real estate acquired through foreclosure                     157                -
                                                                                  ------            ------
         Net cash provided by (used in) investing activities                      (8,235)            2,661
                                                                                  ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                  (7,577)            3,542
                                                                                  ------            ------



                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                               1998              1997
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                             $(7,577)           $3,542

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                             4,451             1,057
  Proceeds from Federal Home Loan Bank advances                                2,000             1,000
  Repayment of Federal Home Loan Bank advances                                  (516)           (1,015)
  Repayment of other borrowed money                                           (2,500)             (100)
  Advances by borrowers for taxes and insurance                                   (4)              (13)
  Purchase of treasury stock                                                      -               (900)
  Dividends paid on common stock                                                (130)             (335)
                                                                              ------             -----
         Net cash provided by (used in) financing activities                   3,301              (306)
                                                                              ------             -----

Net increase (decrease) in cash and cash equivalents                          (4,276)            3,236

Cash and cash equivalents at beginning of period                              13,890             3,850
                                                                              ------             -----

Cash and cash equivalents at end of period                                   $ 9,614            $7,086
                                                                              ======             =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                     $   302            $  180
                                                                              ======             =====

    Interest on deposits and borrowings                                      $ 2,648            $2,507
                                                                              ======             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                         $   217            $  268
                                                                              ======             =====




                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended December 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 77,756 unallocated ESOP shares, totaled 1,577,032 for each of the six and three month periods ended December 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 93,460 unallocated ESOP shares, totaled 1,575,485 and 1,551,253 for the six and three month periods ended December 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,598,441 and 1,594,061 for the six and three month periods ended December 31, 1998, and 1,607,026 and 1,583,846 for the six and three month periods ended December 31, 1997.

                               ASB Financial Corp.

              For the three months ended December 31, 1998 and 1997


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

                               ASB Financial Corp.

              For the three months ended December 31, 1998 and 1997


    4.   Effects of Recent Accounting Pronouncements (continued)

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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to December 31,
1998

At December 31, 1998, the Corporation's assets totaled $120.8 million, an increase of $4.3 million, or 3.7%, over the $116.4 million of total assets at June 30, 1998. The increase in assets was funded primarily by growth in deposits of $4.5 million and net proceeds from Federal Home Loan Bank ("FHLB") advances totaling $1.5 million, which were partially offset by a decrease in other borrowed money of $2.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $5.2 million from June 30, 1998 levels, to a total of $10.7 million at December 31, 1998. Investment securities totaled $17.4 million at December 31, 1998, an increase of $5.6 million, or 47.0%, from June 30, 1998 levels.
During the six months ended December 31, 1998, purchases of investment securities totaled $13.9 million, which were partially offset by maturities of $8.6 million.

Mortgage-backed securities totaled $11.2 million at December 31, 1998, an increase of $2.3 million, or 25.7%, over the total at June 30, 1998. The increase was due primarily to purchases of $3.9 million during the period, which were partially offset by principal repayments of $1.6 million.

Loans receivable increased by $1.7 million, or 2.2%, during the six month period ended December 31, 1998, to a total of $78.3 million. Loan disbursements amounted to $16.2 million and were partially offset by principal repayments of $14.6 million. The allowance for loan losses totaled $746,000 at December 31, 1998, a decrease of $13,000 from the $759,000 total at June 30, 1998. Nonperforming loans totaled $406,000 and $240,000 at December 31, 1998 and June 30, 1998, respectively. The allowance for loan losses represented 183.7% and 316.3% of nonperforming loans as of December 31, 1998 and June 30, 1998, respectively. Although management believes that its allowance for loan losses at December 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $97.9 million at December 31, 1998, an increase of $4.5 million, or 4.8%, over June 30, 1998 levels. The growth in deposits can be primarily attributed to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Borrowings decreased by $1.0 million during the six months ended December 31, 1998, to a total of $5.8 million, due to principal repayments of $2.5 million of other borrowed money, which were partially offset by proceeds from $2.0 million in new FHLB advances.

Shareholders' equity totaled $15.4 million at December 31, 1998, an increase of $898,000, or 6.2%, from June 30, 1998 levels. The increase resulted primarily from undistributed net earnings of $371,000 and an increase in unrealized gains on securities designated as available for sale of $217,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 1998, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997

General

Net earnings amounted to $501,000 for the six months ended December 31, 1998, an increase of $1,000, or .2%, from the $500,000 of net earnings reported for the same period in 1997. The increase in earnings resulted primarily from a $20,000 increase in other income, a $96,000 decrease in general, administrative and other expense and a $42,000 decrease in the provision for federal income taxes which were partially offset by a $154,000 decrease in net interest income.

Net Interest Income

Net interest income decreased by $154,000, or 8.5%, for the six months ended December 31, 1998, compared to the 1997 period. Interest income on loans increased by $39,000, or 1.2%, due primarily to an increase of approximately $1.6 million, or 2.1%, in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $58,000, or 5.1%, due primarily to a decrease in yields available on such investments year to year.

Interest expense on deposits increased by $74,000, or 3.1%, due primarily to an increase of approximately $5.5 million, or 6.1%, in the average balance of deposits outstanding, partially offset by a decline in the cost of funds year to year. Interest expense on borrowings increased by $61,000, or 56.5%, due primarily to an increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management elected not to record any provision for loan losses for the six month periods ended December 31, 1998 and 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997 (continued)

Other Income

Other income increased by $20,000, or 14.4%, for the six months ended December 31, 1998, compared to the same period in 1997. The increase resulted primarily from a $25,000 increase in gain on sale of investment securities. Other operating income consists generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $96,000, or 7.9%, during the six months ended December 31, 1998, compared to the same period in 1997. This decrease resulted primarily from a $59,000, or 9.0%, decrease in employee compensation and benefits and a $58,000, or 36.3%, decrease in franchise taxes, which were partially offset by a $14,000, or 14.6%, increase in data processing expense and a $9,000, or 4.2%, increase in other operating expense. The decrease in employee compensation and benefits resulted primarily from the retirement of an officer and a reduction in current period expense due to deferrals of loan origination costs under SFAS No. 91 related to the increase in loan volume. The decrease in franchise taxes reflects the effects of the reduction in equity year to year. The increases in data processing and other operating expense generally reflects the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $204,000 for the six months ended December 31, 1998, a decrease of $42,000, or 17.1%, compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $41,000, or 5.5%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 28.9% and 33.0% for the six months ended December 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997

General

Net earnings amounted to $258,000 for the three months ended December 31, 1998, an increase of $4,000, or 1.6%, over the $254,000 of net earnings reported for the same period in 1997. The increase in earnings resulted primarily from a $26,000 increase in other income, a $26,000 decrease in general, administrative and other expense and a $21,000 decrease in the provision for federal income taxes, which were partially offset by a $66,000 decrease in net interest income.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Net Interest Income

Net interest  income  decreased by $66,000,  or 7.3%, for the three months ended
December  31,  1998,  compared  to the 1997  period.  Interest  income  on loans decreased by $2,000, or .1%, during the respective periods, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $2,000, or .4%, due primarily to a decrease in yields available on such investments year to year.

Interest expense on deposits increased by $45,000, or 3.8%, due primarily to an increase of approximately $6.4 million in the average balance of deposits outstanding. Interest expense on borrowings increased by $17,000, or 32.1%, due primarily to an increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio management elected not to record any provision for loan losses for the three month periods ended December 31, 1998 and 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $26,000, or 35.1%, for the three months ended December 31, 1998, compared to the same period in 1997, due primarily to a $25,000 increase in gain on sale of investment securities. Other operating income consists generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $26,000, or 4.3%, during the three months ended December 31, 1998, compared to the same period in 1997. This decrease resulted primarily from a $13,000, or 4.1%, decrease in employee compensation and benefits and a $30,000, or 36.6%, decrease in franchise taxes, which were partially offset by a $15,000, or 14.3%, increase in other operating expenses. The decrease in employee compensation and benefits resulted primarily from the retirement of an officer and increased deferrals of loan origination costs under SFAS No. 91. The decrease in franchise taxes reflects the effects of the reduction in equity year to year. The increase in other operating expense generally reflects pro-rata increases due to the Corporation's overall growth year to year.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)


Federal Income Taxes

The provision for federal income taxes totaled $103,000 for the three months ended December 31, 1998, a decrease of $21,000, or 16.9%, compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $17,000, or 4.5%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 28.5% and 32.8% for the three months ended December 31, 1998 and 1997, respectively.


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

American's primary data processing applications are handled by a third-party service bureau. The service bureau has advised American that it has implemented a fully Year 2000 compliant processing system that has been fully tested as of January 1, 1999. Additionally, American's systems were tested in November 1998 with satisfactory results. Management has also reviewed American's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

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

American has developed a contingency plan in case systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that American deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event, and includes the potential to conduct and record transactions manually until the service provider is operational. American does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:

         27                Financial data schedule for the six months ended
                           December 31, 1998.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   February 10, 1999                By:  /s/Robert M. Smith
       ----------------------                -----------------------------------
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and Chief Financial Officer