Form 10QSB
period 1999-03-31
ASB FINANCIAL CORP /OH
filed 1999-05-13
CIK 944304

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999
                               ----------------------------------------------

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

Yes    X                                                 No

As of May 10, 1999, the latest practicable date, 1,654,788 shares of the registrant's common stock, without par value, were issued and outstanding.










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


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                 March 31,            June 30,
         ASSETS                                                                       1999                1998
Cash and due from banks                                                           $  4,531            $    495
Interest-bearing deposits in other financial institutions                            3,611              13,395
                                                                                   -------             -------
         Cash and cash equivalents                                                   8,142              13,890

Certificates of deposit in other financial institutions                                650               2,004
Investment securities available for sale - at market                                18,855              11,835
Mortgage-backed securities available for sale - at market                           11,165               8,924
Loans receivable - net                                                              79,282              76,550
Office premises and equipment - at depreciated cost                                  1,063                 932
Real estate acquired through foreclosure - net                                          -                  157
Federal Home Loan Bank stock - at cost                                                 764                 725
Accrued interest receivable on loans                                                   107                 125
Accrued interest receivable on mortgage-backed securities                               51                  70
Accrued interest receivable on investments and
  interest-bearing deposits                                                            336                 308
Prepaid expenses and other assets                                                      637                 665
Prepaid federal income taxes                                                           219                 222
Deferred federal income tax assets                                                      49                  30
                                                                                   -------             -------

         Total assets                                                             $121,320            $116,437
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 98,277            $ 93,477
Advances from the Federal Home Loan Bank                                             5,830               4,354
Other borrowed money                                                                    -                2,500
Advances by borrowers for taxes and insurance                                           91                 169
Accrued interest payable                                                               685                 118
Other liabilities                                                                    1,217               1,329
                                                                                   -------             -------
         Total liabilities                                                         106,100             101,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                    -                   -
  Common stock, 4,000,000 no par value shares authorized; 1,740,854
    shares issued                                                                       -                   -
  Additional paid-in capital                                                         8,355               8,304
  Retained earnings, restricted                                                      8,773               8,292
  Shares acquired by stock benefit plans                                            (1,418)             (1,677)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                         653                 714
  Less 86,066 shares of treasury stock - at cost                                    (1,143)             (1,143)
                                                                                   -------             -------
         Total shareholders' equity                                                 15,220              14,490
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $121,320            $116,437
                                                                                   =======             =======


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                       Nine months ended             Three months ended
                                                                            March 31,                     March 31,
                                                                       1999         1998              1999         1998
Interest income
  Loans                                                              $4,781       $4,757            $1,581       $1,596
  Mortgage-backed securities                                            537          428               179          134
  Investment securities                                               1,026        1,068               361          351
  Interest-bearing deposits and other                                    61          158                15           42
                                                                      -----        -----             -----        -----
         Total interest income                                        6,405        6,411             2,136        2,123

Interest expense
  Deposits                                                            3,638        3,551             1,198        1,185
  Borrowings                                                            240          161                71           53
                                                                      -----        -----             -----        -----
         Total interest expense                                       3,878        3,712             1,269        1,238
                                                                      -----        -----             -----        -----

         Net interest income                                          2,527        2,699               867          885

Recoveries of losses on loans                                            (1)         (12)               -            (8)
                                                                      -----        -----             -----        -----

         Net interest income after recoveries
           of losses on loans                                         2,528        2,711               867          893

Other income
  Gain on sale of investment securities                                  60            4                31           -
  Other operating                                                       196          192                66           57
                                                                      -----        -----             -----        -----
         Total other income                                             256          196                97           57

General, administrative and other expense
  Employee compensation and benefits                                    921          946               326          292
  Occupancy and equipment                                                87           88                28           28
  Federal deposit insurance premiums                                     41           43                14           15
  Franchise taxes                                                       152          213                50           53
  Data processing                                                       180          147                70           51
  Other operating                                                       320          309                98           96
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              1,701        1,746               586          535
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                 1,083        1,161               378          415

Federal income taxes
  Current                                                               294          444               232          181
  Deferred                                                               13          (59)             (129)         (42)
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     307          385               103          139
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  776       $  776            $  275       $  276
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.49         $.50              $.17         $.18
                                                                        ===          ===               ===          ===

           Diluted                                                     $.48         $.49              $.17         $.18
                                                                        ===          ===               ===          ===


                               ASB Financial Corp.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                             For the nine months          For the three months
                                                               ended March 31,                ended March 31,
                                                            1999            1998           1999           1998
Net earnings                                                $776          $  776           $275           $276

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                        (21)            333           (258)            62

Reclassification adjustment for realized gains
  included in earnings                                       (40)             (3)           (20)            -
                                                             ---           -----            ---            ---

Comprehensive income (loss)                                 $715          $1,106           $ (3)          $338
                                                             ===           =====            ===            ===




                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   776           $   776
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             38                 6
    Amortization of deferred loan origination fees                                                (55)              (66)
    Depreciation and amortization                                                                  51                55
    Amortization of expense related to stock benefit plans                                        310               297
    Recoveries of losses on loans                                                                  (1)              (12)
    Gain on sale of investment securities                                                         (60)               (4)
    Federal Home Loan Bank stock dividends                                                        (39)              (38)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                   9                21
      Prepaid expenses and other assets                                                            28                34
      Accrued interest payable                                                                    567               592
      Other liabilities                                                                          (112)               10
      Federal income taxes
        Current                                                                                     3                17
        Deferred                                                                                   13               (59)
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,528             1,629

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               9,782             9,329
  Proceeds from sales of investment securities                                                     -                119
  Purchase of investment securities                                                           (16,808)           (5,558)
  Purchase of mortgage-backed securities                                                       (4,735)           (2,572)
  Principal repayments on mortgage-backed securities                                            2,429             1,516
  Loan principal repayments                                                                    21,699            13,851
  Loan disbursements                                                                          (24,375)          (17,415)
  Purchase of office premises and equipment                                                      (182)              (64)
  Decrease in certificates of deposit in other financial institutions - net                     1,354             1,960
  Proceeds from sale of real estate acquired through foreclosure                                  157                -
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                  (10,679)            1,166

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              4,800             1,265
  Proceeds from Federal Home Loan Bank advances                                                 2,000             3,000
  Repayment of Federal Home Loan Bank advances                                                   (524)           (2,023)
  Repayment of other borrowed money                                                            (2,500)             (100)
  Advances by borrowers for taxes and insurance                                                   (78)              (67)
  Purchase of treasury stock                                                                       -             (1,143)
  Distributions paid on common stock                                                             (295)             (499)
                                                                                               ------            ------
         Net cash provided by financing activities                                              3,403               433
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                           (5,748)            3,228

Cash and cash equivalents at beginning of period                                               13,890             3,850
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 8,142           $ 7,078
                                                                                               ======            ======



                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  302            $  305
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,311            $3,120
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                 $  (61)           $  330
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 62,795 unallocated ESOP shares, totaled 1,581,909 and 1,591,993 for the nine and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 114,410 unallocated ESOP shares, totaled 1,559,070 and 1,525,198 for the nine and three month periods ended March 31, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,600,414 and 1,609,479 for the nine and three month periods ended March 31, 1999, and 1,592,141 and 1,563,618 for the nine and three month periods ended March 31, 1998.

                               ASB Financial Corp.

           For the nine and three months ended March 31, 1999 and 1998


    4.   Effects of Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

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

                               ASB Financial Corp.

           For the nine and three months ended March 31, 1999 and 1998


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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999

At March 31, 1999, the Corporation's assets totaled $121.3 million, an increase of $4.9 million, or 4.2%, over the $116.4 million of total assets at June 30, 1998. The increase in assets was funded primarily through growth in deposits of $4.8 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $1.5 million, which were partially offset by a decrease in other borrowed money of $2.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $7.1 million from June 30, 1998 levels, to a total of $8.8 million at March 31, 1999. Investment securities totaled $18.9 million at March 31, 1999, an increase of $7.0 million, or 59.3%, over June 30, 1998 levels. During the nine months ended March 31, 1999, purchases of investment securities totaled $16.8 million, which were partially offset by maturities of $9.8 million.

Mortgage-backed securities totaled $11.2 million at March 31, 1999, an increase of $2.2 million, or 25.1%, over the total at June 30, 1998. The increase was due primarily to purchases of $4.7 million during the period, which were partially offset by principal repayments of $2.4 million.

Loans receivable increased by $2.7 million, or 3.6%, during the nine month period ended March 31, 1999, to a total of $79.3 million. Loan disbursements amounted to $24.4 million and were partially offset by principal repayments of $21.7 million. The allowance for loan losses totaled $746,000 at March 31, 1999, a decrease of $13,000 from the $759,000 total at June 30, 1998. Nonperforming loans totaled $186,000 and $240,000 at March 31, 1999 and June 30, 1998,
respectively. The allowance for loan losses represented 401.1% and 316.3% of nonperforming loans as of March 31, 1999 and June 30, 1998, respectively. Although management believes that its allowance for loan losses at March 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $98.3 million at March 31, 1999, an increase of $4.8 million, or 5.1%, over June 30, 1998 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Borrowings decreased by $1.0 million during the nine months ended March 31, 1999, to a total of $5.8 million, due to principal repayments of $3.0 million, which were partially offset by proceeds from $2.0 million in new FHLB advances.

Shareholders' equity totaled $15.2 million at March 31, 1999, an increase of $730,000, or 5.0%, over June 30, 1998 levels. The increase resulted primarily from undistributed net earnings of $481,000 and amortization of expense related to stock benefit plans of $310,000, which were partially offset by a decrease in unrealized gains on securities designated as available for sale of $61,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 1999, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998

General

Net earnings amounted to $776,000 for the nine months ended March 31, 1999, an amount equal to the net earnings reported for the same period in 1998. A $172,000 decrease in net interest income, and an $11,000 decrease in recoveries of losses on loans were offset by a $60,000 increase in other income, a $45,000 decrease in general, administrative and other expense and a $78,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $172,000, or 6.4%, for the nine months ended March 31, 1999, compared to the 1998 period. Interest income on loans increased by $24,000, or .5%, due primarily to an increase of approximately $1.6 million, or 2.1%, in the average balance of loans outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $30,000, or 1.8%, due primarily to a decrease in yields available on such investments year to year.

Interest expense on deposits increased by $87,000, or 2.5%, due primarily to an increase of approximately $5.9 million, or 6.6%, in the average balance of deposits outstanding, partially offset by a decline in the cost of funds year to year. Interest expense on borrowings increased by $79,000, or 49.1%, due primarily to an increase in the average balance of borrowings outstanding.

Provision for (Recoveries of) Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management elected not to record any provision for losses on loans for the nine month periods ended March 31, 1999 and 1998, while realizing a $1,000 recovery of losses on loans. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998 (continued)

Other Income

Other income increased by $60,000, or 30.6%, for the nine months ended March 31, 1999, compared to the same period in 1998. The increase resulted primarily from a $56,000 increase in gain on sale of investment securities. Other operating income consists generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense decreased by $45,000, or 2.6%, during the nine months ended March 31, 1999, compared to the same period in 1998. This decrease resulted primarily from a $25,000, or 2.6%, decrease in employee compensation and benefits and a $61,000, or 28.6%, decrease in franchise taxes, which were partially offset by a $33,000, or 22.4%, increase in data processing expense and an $11,000, or 3.6%, increase in other operating expense. The decrease in employee compensation and benefits resulted primarily from the retirement of an officer and a reduction in current period expense due to deferrals of loan origination costs under SFAS No. 91 related to the increase in loan origination volume. The decrease in franchise taxes reflects the effects of the reduction in equity year to year. The increases in data processing and other operating expense generally reflects the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $307,000 for the nine months ended March 31, 1999, a decrease of $78,000, or 20.3%, compared to the same period in 1998. This decrease resulted primarily from the decrease in net earnings before taxes of $78,000, or 6.7%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 28.3% and 33.2% for the nine months ended March 31, 1999 and 1998, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998

General

Net earnings amounted to $275,000 for the three months ended March 31, 1999, a decrease of $1,000, or 0.4%, from the $276,000 of net earnings reported for the same period in 1998. The decrease in earnings resulted primarily from an $18,000 decrease in net interest income and a $51,000 increase in general, administrative and other expense, which were partially offset by a $40,000 increase in other income and a $36,000 decrease in the provision for federal income taxes.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Net Interest Income

Net interest income decreased by $18,000, or 2.0%, for the three months ended March 31, 1999, compared to the 1998 period. Interest income on loans decreased by $15,000, or .9%, during the respective periods, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $28,000, or 5.3%, due primarily to an increase in the average balance of the related assets.

Interest expense on deposits increased by $13,000, or 1.1%, due primarily to an increase of approximately $7.2 million in the average balance of deposits outstanding. Interest expense on borrowings increased by $18,000, or 34.0%, due primarily to an increase in the average balance of borrowings outstanding.

Provision for (Recoveries of) Losses on Loans

Management elected not to record any provision for losses on loans for the three month periods ended March 31, 1999 and 1998. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $40,000, or 70.2%, for the three months ended March 31, 1999, compared to the same period in 1998, due primarily to a $31,000 increase in gain on sale of investment securities. Other operating income consists generally of fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense increased by $51,000, or 9.5%, during the three months ended March 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $34,000, or 11.6%, increase in employee compensation and benefits and a $19,000, or 37.3%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans which resulted from an increase in shares allocated to participants. The increase in data processing expense reflects the effects of the Corporation's overall growth from year to year.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998 (continued)


Federal Income Taxes

The provision for federal income taxes totaled $103,000 for the three months ended March 31, 1999, a decrease of $36,000, or 25.9%, compared to the same period in 1998. This decrease resulted primarily from the decrease in net earnings before taxes of $37,000, or 8.9%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 27.2% and 33.5% for the three months ended March 31, 1999 and 1998, respectively.


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

American's primary data processing applications are handled by a third-party service bureau, Intrieve, Inc. Intrieve has advised American that it has implemented a fully Year 2000 compliant processing system that has been fully tested as of January 1, 1999. Additionally, American's systems were tested in November 1998 with satisfactory results. Management has also reviewed American's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:
           27              Financial data schedule for the nine months ended
                           March 31, 1999.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 12, 1999                By:  /s/Robert M. Smith
       -------------------------             ---------------------------------
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and Chief Financial Officer