Form 10KSB40
period 1999-06-30
ASB FINANCIAL CORP /OH
filed 1999-09-28
CIK 944304

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended June 30, 1999
                          -------------

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________ to ________________

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

  503 Chillicothe Street, Portsmouth, Ohio 45662       Issuer's telephone number: (740) 354-3177
(Address of principal executive offices) (Zip Code)

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

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The issuer's revenues for the fiscal year ended June 30, 1999 were $8.9 million.

                  Based upon the average of the bid and asked prices quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on September 22, 1999, was approximately $3.4 million.

                  1,660,858 of the issuer's common shares were issued and outstanding on September 27, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the
                        fiscal year ended June 30, 1999.

   Part III of Form 10-KSB - Portions of the Proxy Statement for 1999 Annual
                            Meeting of Shareholders.

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

                  LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of American's loan portfolio at the dates indicated:


                                                                             At June 30,
                                              -------------------------------------------------------------------------
                                                    1999                      1998                        1997
                                              -------------------      --------------------      ---------------------
                                                         Percent                    Percent                     Percent
                                                         of total                  of total                    of total
                                              Amount       loans       Amount        loans         Amount       loans
                                              -------      -----       -------       -----        -------       ------
                                                                        (Dollars in thousands)
Real estate loans:
    One- to four-family residential           $60,810       70.4%      $55,707        70.6%       $50,481         66.3%
    Multifamily                                 3,404        3.9         5,184         6.6          7,721         10.1
    Nonresidential and land                     8,504        9.9         5,712         7.2          5,520          7.3
    Construction                                2,162        2.5         1,425         1.8            926          1.2
    Home equity                                 4,971        5.8         4,485         5.7          3,464          4.6
    Commercial                                  2,485        2.9         1,929         2.4          2,824          3.7
                                              -------      -----       -------       -----        -------       ------
      Total real estate loans                  82,336       95.4        74,442        94.3         70,936         93.2
Consumer and other loans:
    Passbook                                      615         .7           744          .9            556           .7
    Home improvement                            1,103        1.3         1,286         1.6          1,462          1.9
    Automobile                                  1,689        1.9         1,772         2.3          2,087          2.8
    Other                                         586         .7           707          .9          1,091          1.4
                                              -------      -----       -------       -----       --------      -------
      Total consumer and other loans            3,993        4.6         4,509         5.7          5,196          6.8
                                               ------       ----        ------        ----       --------      -------
Total loans                                    86,329      100.0%       78,951       100.0%        76,132        100.0%
                                                           =====                     =====                       =====
Less:
    Loans in process                            2,966                    1,452                        978
    Net deferred loan origination fees and
      unearned discounts                          200                      190                        198
    Allowance for loan losses                     733                      759                        820
                                              --------                 --------                   -------
Total loans net                               $82,430                  $76,550                    $74,136
                                              ========                 =======                    =======


         LOAN MATURITY. The following table sets forth the contractual maturity of American's total loans at June 30, 1999, before consideration of net items:

Due during the fiscal          One- to                                                 Consumer
year ending June 30,       four-family (1)  Multifamily (1) Nonresidential (1) (2)  and other (3)        Total
--------------------       ---------------  --------------- ----------------------  -------------        -----
                                                               (In thousands)
2000                         $  2,177            $  330             $  770             $ 1,384          $ 4,661
2001                            2,249               340                794               1,428            4,811
2002                            2,297               353                815               1,458            4,923
2003-2004                       4,695               711              1,660               2,976           10,042
2005-2009                      11,963             1,844              4,325               4,203           22,335
2010-2014                      12,083               188                140                   -           12,411
2015 and thereafter            27,146                 -                  -                   -           27,146
                              -------            ------             ------             -------          -------
     Total                    $62,610            $3,766             $8,504             $11,449          $86,329
                              =======            ======             ======             =======          =======

-----------------------------

(1) Includes construction loans.

(2) Includes land development loans.

(3) Includes commercial and home equity loans.

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within American's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1999, American's one- to four-family residential real estate loan portfolio, including certain construction loans secured by one- to four-family residences, was approximately $62.6 million, or 72.5% of total loans.

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

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 1999, American's home equity loans totaled $5.0 million, or 5.8% of total loans.

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

         At June 30, 1999, loans secured by multifamily properties totaled approximately $3.4 million, or 3.9% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE AND LAND. At June 30, 1999, approximately $8.5 million, or 9.9% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel located in American's primary market area. Also included in American's nonresidential real estate loan portfolio are $5.6 in participation interests which have been purchased in loans originated by other financial institutions.

         American has one land loan with a principal balance of $410,000 secured by developed land which has been subdivided for single-family home construction in Scioto County. Loans for the construction of nonresidential real estate are occasionally made by American. At June 30, 1999, American had outstanding nonresidential real estate construction loans with an aggregate balance of $804,000.

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

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 1999, construction loans, in the aggregate, totaled $2.2 million, or 2.5% of American's total loans. Approximately 90% of American's construction loans are secured by property in Scioto County.

         COMMERCIAL REAL ESTATE LOANS. At June 30, 1999, approximately $2.5 million, or 2.9% of American's total loans were secured by commercial real estate. American originates commercial loans for a maximum term of 15 years and which are secured by real estate with a LTV of up to 75%. These extensions of credit are typically secured by office buildings, retail stores and other commercial properties.

         CONSUMER AND OTHER LOANS. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans, including a loan to an automobile dealer leasing group, and unsecured personal loans. Consumer loans, other than loans on deposits, are made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 1999, American had approximately $4.0 million, or 4.6% of total loans, invested in consumer and other loans.

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

         Loan applications for permanent real estate loans are taken by loan personnel. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee, the members of which are Directors Smith, Jenkins, Burke and Schoettle. Any loan for more than $150,000 must be reviewed and approved by the full Board of Directors.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, American is originating both fixed-rate and ARM loans for its portfolio and not with the intention of selling such loans in the secondary market. The documentation for most of the loans in American's portfolio does not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

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

         The following table presents American's loan origination, purchase and sale activity for the periods indicated:


                                               Year ended June 30,
                                           ---------------------------
                                            1999      1998      1997
                                           -------   -------   -------
                                                 (In thousands)
Loans originated:
  Adjustable-rate:
   One- to four-family real estate         $ 3,104   $ 1,499   $ 1,385
   Multifamily real estate                     750        55       352
   Nonresidential real estate                3,512       528     2,298
   Commercial                                2,381      --        --
                                           -------   -------   -------
    Total adjustable-rate                    9,747     2,082     4,035

  Fixed-rate:
   One- to four-family real estate          17,517    15,022     9,886
   Nonresidential real estate                1,644       446      --
   Consumer                                  4,296     7,563     8,582
                                           -------   -------   -------
    Total fixed-rate                        23,457    23,031    18,468

Loans purchased                                778     2,183       773
                                           -------   -------   -------
    Total loans originated and purchased    33,982    27,296    23,276

Reductions:
   Principal repayments                     28,170    24,815    17,697
   Transfers from loans to real estate
    owned and repossessed assets              --         157      --
                                           -------   -------   -------
     Total reductions                       28,170    24,972    17,697
Increase in other items, net (1)                68        90       102
                                           -------   -------   -------
Net increase                               $ 5,880   $ 2,414   $ 5,681
                                           =======   =======   =======

-------

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

         Based on the 15% limit, American was able to lend approximately $2.0 million to one borrower at June 30, 1999. The largest loan American had outstanding to one borrower at June 30, 1999, was $944,000. Such loan was secured by automobile titles, assignments of leases and a guarantee of the leasing company and was current at June 30, 1999.

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

         The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                   At June 30, 1999
                      -------------------------------------------------------------------------------------------------------------
                      Residential real estate  Nonresidential real estate             Consumer                        Total
                      ------------------------ --------------------------     ---------------------        ------------------------
                        Number   Amount   %(1)    Number Amount %(1)          Number   Amount   %(1)       Number   Amount     %(1)
                        ------   ------   ----     ---    ---   ---           ------   ------   ----       ------   ------     ---
                                                                  (Dollars in thousands)

Loans delinquent for:
  30-59 days                28   $1,282    1.5%    --     $--    --%              13   $  259     .3%          41   $1,541     1.8%
  60-89 days                 8      247     .3     --      --    --                9       85     .1           17      332      .4
  90 days and over          10      287     .3     --      --    --               10       92     .1           20      379      .4
                        ------   ------   ----     ---    ---   ---           ------   ------   ----       ------   ------     ---
  Total delinquent
  loans                     46   $1,816    2.1%    --     $--    --%              32   $  436     .5%          78   $2,252     2.6%
                        ======   ======   ====     ===    ===   ===           ======   ======   ====       ======   ======     ===

                                                                   At June 30, 1998
                      -------------------------------------------------------------------------------------------------------------
                      Residential real estate  Nonresidential real estate             Consumer                        Total
                      ------------------------ --------------------------     ---------------------        ------------------------
                        Number   Amount   %(1)    Number Amount %(1)          Number   Amount   %(1)       Number   Amount     %(1)
                        ------   ------   ----     ---    ---   ---           ------   ------   ----       ------   ------     ---
                                                                  (Dollars in thousands)

Loans delinquent for:

  30-59 days                40   $1,117    1.4%    --    $ --    --%              13     $  60    .1%          53   $1,177     1.5%
  60-89 days                 7      276     .4     --      --    --                4        24    --           11               .4
  90 days and over           8      168     .2     --      --    --               12        72    .1           20      240      .3
                        ------   ------   ----     ---    ---   ---           ------   ------   ----       ------   ------     ---
  Total delinquent
  loans                     55   $1,561    2.0%    --    $ --    --%              29      $156    .2%          84   $1,717     2.2%
                        ======   ======   ====     ===    ===   ===           ======   =======  ====       ======   ======     ===

                                                                   At June 30, 1997
                      -------------------------------------------------------------------------------------------------------------
                      Residential real estate  Nonresidential real estate             Consumer                        Total
                      ------------------------ --------------------------     ---------------------        ------------------------
                        Number   Amount   %(1)    Number Amount %(1)          Number   Amount   %(1)       Number   Amount     %(1)
                        ------   ------   ----     ---    ---   ---           ------   ------   ----       ------   ------     ---
                                                                  (Dollars in thousands)


Loans delinquent for:

  30-59 days                39   $1,199    1.6%    --     $--    --%              10     $  41    .1%          49   $1,240     1.7%
  60-89 days                17      830    1.1     --      --    --                8        32    --           25      862     1.1
  90 days and over           6    1,052    1.4     --      --    --               10        93    .1           16    1,145     1.5
                        ------   ------   ----     ---    ---   ---           ------   -------  ----       ------   ------     ---
  Total delinquent
  loans                     62   $3,081    4.1%    --     $--    --%              28     $ 166    .2%          90   $3,247     4.3%
                        ======   ======   ====     ===    ===   ===           ======   =======  ====       ======   ======     ===

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

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:

                                                       At June 30,
                                              --------------------------
                                               1999      1998      1997
                                              ------    ------    ------
Non-accrual loans:
  One- to four-family                         $  261    $  168    $   87
  Multifamily                                   --        --         862
  Consumer                                      --        --          42
                                              ------    ------    ------
   Total                                         261       168       991

Accruing loans delinquent
  90 days or more:                               118        72       154
                                              ------    ------    ------
   Total nonperforming loans                     379       240     1,145

Real estate acquired through foreclosure:
  One- to four-family                           --         157      --
                                              ------    ------    ------
  Total nonperforming assets                  $  379    $  397    $1,145
                                              ======    ======    ======
  Allowance for loan losses                   $  733    $  759    $  820
                                              ======    ======    ======
  Nonperforming assets as a percent
    of  total assets (1)                         .31%      .34%     1.02%

  Allowance for loan losses as a percent of
    nonperforming loans                       193.40%   316.25%    71.62%

  Allowance for loan losses as a percent of
    nonperforming assets                      193.40%   191.18%    71.62%

------

(1) The applicable asset totals are $123.2 million, $116.4 million and $112.5 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.


         For the year ended June 30, 1999, gross interest income which would have been recorded had non-accrual loans been current in accordance with their original terms was $5,000 and no interest was recorded on such loans during such period.

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

         The aggregate amounts of American's classified assets at the dates indicated were as follows:


                                     At June 30,
                             ------------------------
                              1999     1998     1997
                             ------   ------   ------
Classified assets
  Substandard                $  321   $  993   $  949
  Doubtful                     --       --       --
  Loss                         --          8       42
                             ------   ------   ------
   Total classified assets   $  321   $1,001   $  991
                             ======   ======   ======


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

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:

                                                For the year ended June 30,
                                                ---------------------------
                                                 1999      1998      1997
                                                -----     -----     -----
                                                  (Dollars in thousands)
Balance at beginning of period                  $ 759     $ 820     $ 884
Charge-offs:
  Residential real estate loans (1)               (14)      (47)      (22)
  Nonresidential real estate loans               --        --         (64)
  Consumer loans                                  (11)       (9)       (6)
                                                -----     -----     -----
  Total charge-offs                               (25)      (56)      (92)
Recoveries                                       --        --        --
                                                -----     -----     -----
Net charge-offs                                   (25)      (56)      (92)
                                                -----     -----     -----
Provision for (recoveries of) losses on loans      (1)       (5)       28
                                                -----     -----     -----
  Balance at end of period                      $ 733     $ 759     $ 820
                                                =====     =====     =====
  Ratio of net charge-offs to average loans
     outstanding during the period                .03%      .07%      .13%


-----

(1)      Includes multifamily loans.

         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:



                                                                          At June 30,
                                         ------------------------------------------------------------------------------------
                                                1999                           1998                           1997
                                         -----------------------     -------------------------      -------------------------
                                                    Percent of                     Percent of                    Percent of
                                                   loans in each                 loans in each                  loans in each
                                                    category to                   category to                    category to
                                         Amount     total loans      Amount       total loans       Amount       total loans
                                         ------    --------------    ------      -------------      ------       ------------
                                                                       (Dollars in thousands)
Balance at year end applicable to:
   Real estate loans                      $  13          95.4%         $47             94.3%         $216            93.2%
   Consumer loans                             3           4.6           11              5.7            42             6.8
   Unallocated                              717             -          701                -           562              -
                                           ----         -----         ----            -----          ----           -----
   Total                                   $733         100.0%        $759            100.0%         $820           100.0%
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

         The following table sets forth the composition of American's investments, other than mortgage-backed securities, at the dates indicated:

                                                                        At June 30,
                                           -----------------------------------------------------------------------
                                                    1999                     1998                      1997
                                           ---------------------     ---------------------    --------------------
                                            Carrying      Percent     Carrying     Percent     Carrying     Percent
                                              Value      of total       Value      of total      Value      of total
                                             -------       -----       -------     --------    ---------    --------
                                                                     (Dollars in thousands)
Investments designated as held to maturity:
    Interest-bearing deposits in other
      financial institutions (1)            $  3,781        16.3%      $15,399        56.5%    $  7,732       29.3%
Investments designated as available for sale:
    U.S. Government agency obligations        18,133        78.3        10,766        39.5       17,960       68.0
    Corporate equity securities                  137          .6           128          .5            -        -
    FHLMC stock                                1,102         4.8           941         3.5          700        2.7
                                             -------       -----       -------       -----      -------      -----
    Total investments designated
      as available for sale                   19,372        83.7        11,835        43.5       18,660       70.7
                                             -------       -----       -------       -----      -------      -----
Total investments                            $23,153       100.0%      $27,234       100.0%     $26,392      100.0%
                                             =======       =====       =======       =====      =======      =====

-----------------------------

(1)      Includes interest-bearing deposits and certificates of deposit.

(2) At June 30, 1999, 1998 and 1997, the market value of American's investment securities, held to maturity, totaled $3.8 million, $15.4 million and $7.7 million, respectively.

         The following table sets forth information regarding the maturities, book value and weighted average yields of American's investment securities, other than mortgage-backed securities, at June 30, 1999:

                            Less than 1 Year     1-5 Years            5-10 Years         10-20 Years             Total
                           ------------------ ------------------  ------------------- -------------------  ------------------
                                     Weighted           Weighted             Weighted            Weighted
                           Amortized  average Amortized  average  Amortized  average  Amortized  average   Amortized   Market
                             cost      yield    cost     yield      cost      yield    cost      yield        cost     value
                           ---------  ------- ---------  -------  ---------  -------  ---------  -------   ---------   ------
                                                                  (Dollars in thousands)
Investments designated as
 held to maturity:
  Certificates of deposit
    in other financial
    institutions              $198      7.0%  $   95      6.7%   $    --        -%    $   --         -%      $    293  $   293
Investments designated as                --
  available for sale:
  U.S. Government
    agency obligations          --       --    1,000      6.0     13,283      6.4      4,481       6.9         18,764   18,133
  Corporate equity
    securities                  --       --       --       --         --       --         --        --            169      137
  FHLMC stock                   --       --       --       --         --       --         --        --             19    1,102
                            ------       ---  ------      ---    -------      ---     ------       ---       --------  -------
       Total                $  198       7.0% $1,095      6.1%   $13,283      6.4%    $4,481       6.9%      $ 19,245  $19,665
                            ======       ===  ======      ===    =======      ===     ======       ===       ========  =======


         In addition to the foregoing investment securities, American has been an active purchaser of mortgage-backed securities. At June 30, 1999, mortgage-backed securities totaled $10.2 million, or 8.3 % of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, primarily participations or pass-through securities, issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA. In addition, American does invest in collateralized mortgage obligations ("CMOs").

         American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.


                                               At June 30, 1999                                     At June 30, 1998
                                -------------------------------------------------   ----------------------------------------------
                                               Gross        Gross                                  Gross       Gross
                                Amortized   unrealized    unrealized   Estimated    Amortized    unrealized unrealized  Estimated
                                 cost          gains        losses     fair           cost         gains      losses    fair value
                                ---------   ----------    ----------   ---------    ---------    ---------- ----------  ---------
                                                                                                   (In thousands)
Available for sale:
  FHLMC participation
     certificates              $ 1,266          $18          $12        $1,272      $2,007        $  41        $  4       $2,044
  FNMA participation
     certificates                1,035            8           35         1,008         850           26           9          867
  GNMA participation
     certificates                3,301           35           43         3,293       4,919           86           3        5,002
  Collateralized mortgage
     obligations                 4,649           13            3         4,659       1,014            4           7        1,011
                             ---------         ----         ----      --------      ------       ------       -----       ------
    Total mortgage-backed
    securities                 $10,251          $74          $93       $10,232      $8,790         $157        $ 23       $8,924
                               =======          ===          ===       =======      ======         ====        ====       ======


                                             At June 30, 1997
                               -------------------------------------------
                                             Gross      Gross
                               Amortized  unrealized  unrealized Estimated
                                 cost        gains      losses   fair value
                               ---------  ----------  ---------- ---------

Available for sale:
  FHLMC participation
     certificates                $3,067         $34        $34     $3,067
  FNMA participation
     certificates                 1,637          23         21      1,639
  GNMA participation
     certificates                 3,817          61         24      3,854
  Collateralized mortgage
     obligations                      -           -          -          -
                              ---------    --------     ------  ---------
    Total mortgage-backed
    securities                   $8,521        $118        $79     $8,560
                                 ======        ====        ===     ======

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:

                                         1999                       1998                       1997
                                 ---------------------        ------------------      ---------------------
                                              Percent                    Percent                   Percent
                                              of total                  of total                   of total
                                  Amount      deposits        Amount    deposits        Amount     deposits
                                 ---------     ------         -------      ----        --------      -----
                                                              (Dollars in thousands)
  Transaction accounts:
    Passbook accounts            $   7,862        7.8%         $7,440       8.0%        $ 7,379        8.2%
    Demand, NOW and Super NOW
     accounts                        6,680        6.6           5,867       6.3           4,435        4.9
    Money market deposit
     accounts                       11,785       11.7           7,999       8.5           7,785        8.7
                                 ---------     ------         -------      ----        --------      -----
      Total transaction             26,327       26.1          21,306      22.8          19,599       21.8
        accounts
  Certificates of deposit:
     3.00 - 3.99%                      278         .3              -          -               -          -
     4.00 - 4.99%                    5,146        5.8             421        .5             402         .4
     5.00 - 5.99%                   57,094       67.8          45,033      48.2          52,404       58.4
     6.00 - 6.99%                   12,018          -          26,630      28.5          17,265       19.2
     7.00 - 7.99%                       31          -              31         -              30         .1
     8.00 - 8.99%                       60          -              56         -              52         .1
                                  --------      -----         -------     -----         -------      -----
      Total certificates of
       deposit                      74,627       73.9          72,171      77.2          70,153       78.2
                                  --------      -----         -------     -----         -------      -----
    Total deposits                $100,954      100.0%        $93,477     100.0%        $89,752      100.0%
                                  ========      =====         =======     =====         =======      =====

         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:

                                                                          June 30,
                                                 ----------------------------------------------------------
                                                  1999                     1998                       1997
                                                 -------                  -------                   -------
                                                                      (In thousands)
  Less than one year                             $46,943                  $51,581                   $42,468
  One to two years                                23,448                   18,247                    22,606
  Two to three years                               3,870                    1,928                     4,095
  Over three years                                   366                      415                       984
                                                 -------                  -------                   -------
                                                 $74,627                  $72,171                   $70,153
                                                 =======                  =======                   =======

         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1999:

                                                                                   At June 30, 1999
                                                                                   ----------------
  Certificates of deposit with balances of $100,000                                   (In thousands)
   or more maturing in quarter ending (1):
      September 30, 1999                                                                 $ 4,526
      December 31, 1999                                                                    3,175
      March 31, 2000                                                                       1,495
      June 30, 2000                                                                        1,440
      After  June 30, 2000                                                                 5,056
                                                                                         -------
       Total certificates of deposit with balances of $100,000 or more                   $15,692
                                                                                         =======

-----------------------------

(1)      Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:

                                 Year ended June 30,
                         -------------------------------------
                            1999          1998          1997
                         ---------     ---------     ---------
                                  (Dollars in thousands)
  Beginning balance      $  93,477     $  89,752     $  83,395
  Deposits                 197,010       120,166       118,033
  Withdrawals             (193,307)     (119,802)     (114,836)
  Interest credited          3,774         3,361         3,160
                         ---------     ---------     ---------
  Ending balance         $ 100,954     $  93,477     $  89,752
                         =========     =========     =========

  Net increase           $   7,477     $   3,725     $   6,357
                         =========     =========     =========
  Percent increase            8.00%         4.15%         7.62%
                         =========     =========     =========

         BORROWINGS. American's other sources of funds include advances from the FHLB. As a member of the FHLB, American is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. In addition to American's advances from the FHLB, ASB has borrowed money at June 30, 1998 and 1997, totaling $2.5 million and $500,000 at respective interest rates of 8.50% and 8.88%, which matured in 1999.

         The following table sets forth certain information as to American's FHLB advances and ASB's other borrowings at the dates indicated:

                                                       At June 30,
                                            ----------------------------------
                                               1999        1998         1997
                                            ---------   ---------    ---------
                                                  (Dollars in thousands)
FHLB advances                               $   5,823   $   4,354    $   2,884
Weighted  average  interest  rate of FHLB
   advances                                      5.06%       5.16%        5.65%

Other borrowed money                        $    --     $   2,500    $     500
Weighted  average  interest rate of other
   borrowed money                                --%         8.50%        8.88%



         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                        Year ended June 30,
                                    --------------------------
                                     1999      1998      1997
                                    ------    ------    ------
                                      (Dollars in thousands)
FHLB advances:
   Maximum balance                  $5,841    $4,354    $2,889
   Average balance                   5,454     3,130     2,489
   Weighted average interest rate     5.10%     5.90%     5.65%

Other borrowed money:
   Maximum balance                  $2,500    $2,500    $  500
   Average balance                     438       378       333
   Weighted average interest rate     8.44%     8.84%     8.88%


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

SUBSIDIARY ACTIVITIES

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 1999, the stock held by the service corporation had a book value of $15,000. Additionally, ASL maintains an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $33,000 at June 30, 1999.

PERSONNEL

         As of June 30, 1999, American had 21 full-time employees and 5 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and has established the ASB

Financial Corp. Employee Stock Ownership Plan. None of the employees of American are represented by a collective bargaining unit.

YEAR 2000

         As with most providers of financial services, American's operations are heavily dependent on information technology systems. American has addressed the potential problems associated with the possibility that the computers that control or operate American's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         American's primary data processing applications, which are handled by a third-party service bureau, Intrieve, Inc., have been identified as mission critical. Intrieve has implemented a fully Year 2000 compliant processing system that has been fully tested as of January 1, 1999. Additionally, American's systems were tested in November 1998 with satisfactory results. Management has also reviewed American's ancillary equipment and implemented the appropriate remedial measures without material cost.

         American has developed a contingency plan in case Intrieve actually fails at Year 2000 critical dates. American deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The contingency plan, therefore, primarily addresses action to deal with the possibility that the service provider's system would be down for several days or weeks upon arrival of year 2000. American can conduct and record transactions manually until the service provider is operational.

         American estimates its expenses related to the Year 2000 to be less than $10,000.

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

                                   REGULATION

                                   REGULATION

GENERAL

         ASB is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, ASB is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, ASB is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings association organized under the laws of the United States, American is subject to regulatory oversight by the OTS. Because American's deposits are insured by the FDIC, American is also subject to examination and regulation by the FDIC. American must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether American is in compliance with various regulatory requirements and is operating in a safe and sound manner. American is a member of the FHLB of Cincinnati.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and American may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which American may engage and would probably subject American to more regulation by the FDIC. In addition, ASB might become subject to a different set of holding company regulations limiting the activities in which ASB may engage and subjecting ASB to additional regulatory requirements, including separate capital requirements. At this time, ASB cannot predict when or whether Congress may actually pass legislation regarding ASB's and American's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which ASB or American are authorized to engage, it is not anticipated that the current activities of either ASB or American will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. ASB has not opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

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

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. American is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. Effective April 1, 1999, OTS regulations require savings associations with the highest examination rating to maintain core capital of at least 3% of their total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of at least 4%. Depending on the association's examination rating and overall risk, OTS may require a higher core capital ratio.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of American includes a general loan loss allowance of $733,000 at June 30, 1999.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 1999, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). During fiscal 1999, certain maturity requirements were removed, which, in American's case, resulted in a greater eligible liquidity amount and percentage at June 30, 1999, than at prior year ends. At December 31, 1998, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of American at June 30, 1999, was approximately $23.2 million, or 21.4% and exceeded the 4.0% percentage liquidity requirement by approximately $18.9 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At June 30, 1999, American qualified as a QTL.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 1999, American was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 1999.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. American meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of ASB, American is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. American paid dividends to ASB totaling $3.5 million during fiscal 1999.

         HOLDING COMPANY REGULATION. ASB is a savings and loan holding company within the meaning of the HOLA. As such, ASB has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by ASB. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, ASB generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit ASB's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact ASB's current activities, which consist solely of holding stock of American. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1999, American met both those tests.

         If ASB acquired control of another savings institution, other than through a merger or other business combination with American, ASB would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of ASB and any of its subsidiaries (other than American or other subsidiary savings associations) would thereafter be subject to activity restrictions.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF ASB AND AMERICAN. In addition to the Ohio law limitations on the merger with, and acquisition of, ASB, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of American or ASB without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of American must be approved by the OTS as well as the Superintendent. Further, any merger of ASB in which ASB is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. American is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including American, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. American had approximately $83.8 million in deposits at March 31, 1995, and paid a special assessment of $551,000.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At June 30, 1999, American was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. American was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $778,000 at June 30, 1999.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1999, American's maximum limit on advances was approximately 30.6 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

                                    TAXATION

FEDERAL TAXATION

         ASB and American are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, ASB and American may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. American's average gross receipts for the three tax years ending on June 30, 1999, is $8.8 million, and, as a result, American does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as American, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, American used the percentage of taxable income method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1999, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $2.7 million of accumulated earnings and profits for tax purposes as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of American have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American.

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

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the taxable book net worth of American determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY

                  American owns the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located. At June 30, 1999, the net book value of the main office property was $540,000, and American's office premises and equipment had a total net book value of $1.0 million. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

                  American also owns two parcels of real estate in downtown Portsmouth, Ohio, with a book value of approximately $300,000. The properties were purchased in November 1994 and April 1997. American is currently constructing a drive-through and ATM facility on the properties.

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

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 1999 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated July 21, 1999, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

                                         ASB FINANCIAL CORP.

                                         By /s/ Robert M. Smith
                                           -----------------------------------
                                            Robert M. Smith
                                            President and Director
                                            (Principal Executive Officer
                                            and Principal Financial Officer)
                                            Date: September 24, 1999

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Gerald R. Jenkins                 By  /s/ Lee O. Fitch
  -------------------------------------    -----------------------------------
    Gerald R. Jenkins                        Lee O. Fitch
    Director and Chairman of the Board       Director

Date: September 24, 1999                 Date: September 24, 1999

By  /s/ William J. Burke                 By /s/ Louis M. Schoettle
  -------------------------------------    -----------------------------------
    William J. Burke                         Louis M. Schoettle
    Director                                 Director

Date: September 24, 1999                 Date: September 24, 1999

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

       10.2      American Savings Bank, fsb Recognition and Retention Plan     Incorporated by reference to the 1996
                 and Trust Agreement                                           Form 10-KSB, Exhibit 10.2

       13        1999 Annual Report to Shareholders

       20        Proxy Statement for 1999 Annual Meeting

       21        Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 21

       27        Financial Data Schedule