Form 10QSB
period 1999-09-30
ASB FINANCIAL CORP /OH
filed 1999-11-15
CIK 944304

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                               ---------------------------------------------

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

Yes    X                                      No

As of November 10, 1999, the latest practicable date, 1,610,358 shares of the registrant's common stock, without par value, were issued and outstanding.










                               Page 1 of 15 pages

                                      INDEX

                                                                          Page

PART I   - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                    3

           Consolidated Statements of Earnings                               4

           Consolidated Statements of Comprehensive Income                   5

           Consolidated Statements of Cash Flows                             6

           Notes to Consolidated Financial Statements                        8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                       10


PART II  - OTHER INFORMATION                                                14

SIGNATURES                                                                  15


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                    $  2,110            $  4,078
Interest-bearing deposits in other financial institutions                                     1,338               3,488
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,448               7,566

Certificates of deposit in other financial institutions                                         292                 293
Investment securities available for sale - at market                                         19,812              19,372
Mortgage-backed securities available for sale - at market                                     9,560              10,232
Loans receivable - net                                                                       86,289              82,430
Office premises and equipment - at depreciated cost                                           1,225               1,047
Federal Home Loan Bank stock - at cost                                                          792                 778
Accrued interest receivable on loans                                                             73                  78
Accrued interest receivable on mortgage-backed securities                                        63                  66
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     319                 290
Prepaid expenses and other assets                                                               505                 714
Prepaid federal income taxes                                                                     82                 200
Deferred federal income tax assets                                                              311                 182
                                                                                            -------             -------

         Total assets                                                                      $122,771            $123,248
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $102,186            $100,954
Advances from the Federal Home Loan Bank                                                      5,815               5,823
Advances by borrowers for taxes and insurance                                                    83                 168
Accrued interest payable                                                                        688                  93
Other liabilities                                                                             1,258               1,170
                                                                                            -------             -------
         Total liabilities                                                                  110,030             108,208

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 no par value shares authorized; 1,746,924
    and 1,740,854 shares issued                                                                  -                   -
  Additional paid-in capital                                                                  8,488               8,427
  Retained earnings, restricted                                                               7,360               8,909
  Shares acquired by stock benefit plans                                                     (1,418)             (1,418)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   41                 265
  Less 136,566 and 86,066 shares of treasury stock - at cost                                 (1,730)             (1,143)
                                                                                            -------             -------
         Total shareholders' equity                                                          12,741              15,040
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $122,771            $123,248
                                                                                            =======             =======



                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)

                                                                           1999              1998
Interest income
  Loans                                                                  $1,668            $1,609
  Mortgage-backed securities                                                156               167
  Investment securities                                                     386               343
  Interest-bearing deposits and other                                        11                30
                                                                          -----             -----
         Total interest income                                            2,221             2,149

Interest expense
  Deposits                                                                1,215             1,223
  Borrowings                                                                 74                99
                                                                          -----             -----
         Total interest expense                                           1,289             1,322
                                                                          -----             -----

         Net interest income                                                932               827

Provision for losses on loans                                                 1                -
                                                                          -----             -----

         Net interest income after provision
           for losses on loans                                              931               827

Other operating income                                                       72                59

General, administrative and other expense
  Employee compensation and benefits                                        372               288
  Occupancy and equipment                                                    24                29
  Federal deposit insurance premiums                                         15                14
  Franchise taxes                                                            51                50
  Data processing                                                            69                59
  Other operating                                                            94               102
                                                                          -----             -----
         Total general, administrative and other expense                    625               542
                                                                          -----             -----

         Earnings before income taxes                                       378               344

Federal income taxes
  Current                                                                   119                72
  Deferred                                                                  (14)               29
                                                                          -----             -----
         Total federal income taxes                                         105               101
                                                                          -----             -----

         NET EARNINGS                                                    $  273            $  243
                                                                          =====             =====

         EARNINGS PER SHARE
           Basic                                                           $.17              $.16
                                                                            ===               ===

           Diluted                                                         $.17              $.15
                                                                            ===               ===


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               1999                1998
Net earnings                                                                                   $273                $243

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period,
    net of tax of $115 and $50 in 1999 and 1998, respectively                                  (224)                 95
                                                                                                ---                 ---

Comprehensive income                                                                           $ 49                $338
                                                                                                ===                 ===

Accumulated comprehensive income                                                               $ 41                $809
                                                                                                ===                 ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                  $  273           $   243
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              6                 4
    Amortization of deferred loan origination fees                                                (29)              (16)
    Depreciation and amortization                                                                  24                18
    Federal Home Loan Bank stock dividends                                                        (14)              (14)
    Provision for losses on loans                                                                   1                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (21)               18
      Prepaid expenses and other assets                                                           209               121
      Accrued interest payable                                                                    595               649
      Other liabilities                                                                            88                77
      Federal income taxes
        Current                                                                                   118                58
        Deferred                                                                                  (14)               29
                                                                                                -----            ------
         Net cash provided by operating activities                                              1,236             1,187

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -              4,560
  Purchase of investment securities designated as available for sale                             (765)           (6,501)
  Principal repayments on mortgage-backed securities                                              652               743
  Purchase of mortgage-backed securities                                                           -             (2,900)
  Loan principal repayments                                                                     4,206             8,179
  Loan disbursements                                                                           (8,037)           (9,221)
  Purchase of office premises and equipment                                                      (202)              (17)
  Decrease in certificates of deposit in other financial institutions - net                         1               486
  Proceeds from sale of real estate acquired through foreclosure                                   -                157
                                                                                                -----            ------
         Net cash used in investing activities                                                 (4,145)           (4,514)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,232             1,416
  Proceeds from Federal Home Loan Bank advances                                                 1,500             1,000
  Repayment of Federal Home Loan Bank advances                                                 (1,508)               (8)
  Repayment of other borrowed money                                                                -             (2,500)
  Advances by borrowers for taxes and insurance                                                   (85)              (75)
  Distributions paid on common shares                                                          (1,822)             (164)
  Proceeds from exercise of stock options                                                          61                -
  Purchase of treasury stock                                                                     (587)               -
                                                                                                -----            ------
         Net cash used in financing activities                                                 (1,209)             (331)
                                                                                                -----            ------

Net decrease in cash and cash equivalents                                                      (4,118)           (3,658)

Cash and cash equivalents at beginning of period                                                7,566            13,890
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $3,448           $10,232
                                                                                                =====            ======



                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $  -               $ 10
                                                                                                 ====               ===

    Interest on deposits and borrowings                                                         $ 694              $673
                                                                                                 ====               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                        $(224)             $ 95
                                                                                                 ====               ===



                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 62,795 unallocated ESOP shares, totaled 1,577,463 for the three month period ended September 30, 1999. Weighted-average common shares deemed outstanding, which give effect to 77,756 unallocated ESOP shares, totaled 1,557,590 for the three month period ended September 30, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,600,851 and 1,584,344 for the three month periods ended September 30, 1999 and 1998, respectively.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 23,388 and 26,754 for the three month periods ended September 30, 1999 and 1998, respectively.

                               ASB Financial Corp.

             For the three months ended September 30, 1999 and 1998


    4.   Effects of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 1999 to September 30,
1999

At September 30, 1999, the Corporation's assets totaled $122.8 million, a decrease of $477,000, or .4%, from the $123.2 million of total assets at June 30, 1999. The decrease in assets was due primarily to distributions on common shares totaling $1.8 million, which were partially offset by growth in deposits of $1.2 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $4.1 million from June 30, 1999 levels, to a total of $3.7 million at September 30, 1999. Investment securities totaled $19.8 million at September 30, 1999, an increase of $440,000, or 2.3%, over June 30, 1999 levels. During the three months ended September 30, 1999, purchases of investment securities totaled $765,000.

Mortgage-backed securities totaled $9.6 million at September 30, 1999, a decrease of $672,000, or 6.6%, from the total at June 30, 1999. The decrease was due primarily to principal repayments of $652,000.

Loans receivable increased by $3.9 million, or 4.7%, during the three month period ended September 30, 1999, to a total of $86.3 million. Loan disbursements amounted to $8.0 million and were partially offset by principal repayments of $4.2 million. The allowance for loan losses totaled $732,000 and $733,000 at September 30, 1999 and June 30, 1999, respectively. Nonperforming and nonaccrual loans totaled $292,000 and $379,000 at September 30, 1999 and June 30, 1999, respectively. The allowance for loan losses represented 250.7% and 193.4% of nonperforming loans as of September 30, 1999 and June 30, 1999, respectively. Although management believes that its allowance for loan losses at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $102.2 million at September 30, 1999, an increase of $1.2 million, or 1.2%, over June 30, 1999 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Shareholders' equity totaled $12.7 million at September 30, 1999, a decrease of $2.3 million, or 15.3%, from June 30, 1999 levels. The decrease resulted primarily from distributions on common shares totaling $1.8 million, treasury stock purchases of $587,000 and a decrease in unrealized gains on securities designated as available for sale of $224,000, which were partially offset by net earnings of $273,000 and proceeds from the exercise of stock options totaling $61,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 1999, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998

General

Net earnings amounted to $273,000 for the three months ended September 30, 1999, an increase of $30,000, or 12.3%, over the $243,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $105,000 increase in net interest income and a $13,000 increase in other income, which were partially offset by an $83,000 increase in general, administrative and other expense and a $4,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $105,000, or 12.7%, for the three months ended September 30, 1999, compared to the 1998 period. Interest income on loans increased by $59,000, or 3.7%, during the respective periods, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $13,000, or 2.4%, due primarily to an increase in the average balance of the related assets.

Interest expense on deposits decreased by $8,000, or .7%, due primarily to a decrease of approximately 25 basis points in the weighted-average interest rate, which was partially offset by a $4.7 million increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $25,000, or 25.3%, due primarily to a 145 basis point decrease in the average cost of borrowings from period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a provision of $1,000 for the three month period ended September 30, 1999. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $13,000, or 22.0%, for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to an increase in both fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $83,000, or 15.3%, during the three months ended September 30, 1999, compared to the same period in 1998. This increase resulted primarily from an $84,000, or 29.2%, increase in employee compensation and benefits and a $10,000, or 16.9%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans coupled with normal merit increases. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $105,000 for the three months ended September 30, 1999, an increase of $4,000, or 4.0%, compared to the same period in 1998. This increase resulted primarily from the increase in net earnings before taxes of $34,000, or 9.9%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 27.8% and 29.4% for the three months ended September 30, 1999 and 1998, respectively.


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

American has developed a contingency plan in case Intrieve actually fails at Year 2000 critical dates. American deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The contingency plan, therefore, primarily addresses action to deal with the possibility that the service provider's system will be down for several days or weeks upon arrival of Year 2000. American can conduct and record transactions manually for a period of time until the service provider is operational.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:            None.

         Exhibits:
           27 Financial data schedule for the three months ended September 30, 1999.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1999            By:  /s/Robert M. Smith
      ----------------------               -----------------------------------
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and Chief Financial Officer