Form 10QSB
period 1999-12-31
ASB FINANCIAL CORP /OH
filed 2000-02-14
CIK 944304

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999
                               ----------------------------------

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

Yes    X                                                               No

As of February 9, 2000, the latest practicable date, 1,598,288 shares of the registrant's common stock, without par value, were issued and outstanding.










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

                               ASB Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                  $    1,456          $    4,078
Interest-bearing deposits in other financial institutions                                     !,273               3,488
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,729               7,566

Certificates of deposit in other financial institutions                                         194                 293
Investment securities available for sale - at market                                         19,401              19,372
Mortgage-backed securities available for sale - at market                                     9,209              10,232
Loans receivable - net                                                                       89,942              82,430
Office premises and equipment - at depreciated cost                                           1,275               1,047
Federal Home Loan Bank stock - at cost                                                          806                 778
Accrued interest receivable on loans                                                             84                  78
Accrued interest receivable on mortgage-backed securities                                        53                  66
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     307                 290
Prepaid expenses and other assets                                                               457                 714
Prepaid federal income taxes                                                                    121                 200
Deferred federal income tax assets                                                              451                 182
                                                                                            -------             -------

         Total assets                                                                      $125,029            $123,248
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $102,911            $100,954
Advances from the Federal Home Loan Bank                                                      7,807               5,823
Advances by borrowers for taxes and insurance                                                   152                 168
Accrued interest payable                                                                        102                  93
Other liabilities                                                                             1,060               1,170
                                                                                            -------             -------
         Total liabilities                                                                  112,032             108,208

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                              -                   -
  Common stock, 4,000,000 no par value shares authorized;
    1,740,854 shares issued                                                                       -                   -
  Additional paid-in capital                                                                  8,576               8,427
  Retained earnings, restricted                                                               7,649               8,909
  Shares acquired by stock benefit plans                                                     (1,181)             (1,418)
  Accumulated comprehensive income, unrealized gains (losses)
    on securities designated as available for sale,
    net of related tax effects                                                                 (255)                265
  Less 142,566 and 86,066 shares of treasury stock - at cost                                 (1,792)             (1,143)
                                                                                            -------             -------
         Total shareholders' equity                                                          12,997              15,040
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $125,029            $123,248
                                                                                            =======             =======

                               ASB Financial Corp.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                        For the six months           For the three months
                                                                          ended December 31,           ended December 31,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $3,437       $3,200          $1,769       $1,591
  Mortgage-backed securities                                              307          358             151          191
  Investment securities                                                   757          665             371          322
  Interest-bearing deposits and other                                       9           46               4           16
                                                                        -----        -----           -----        -----
         Total interest income                                          4,510        4,269           2,295        2,120

Interest expense
  Deposits                                                              2,445        2,440           1,230        1,217
  Borrowings                                                              162          169              88           70
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,607        2,609           1,318        1,287
                                                                        -----        -----           -----        -----

         Net interest income                                            1,903        1,660             977          833

Provision for (recoveries of) losses on loans                               1           (1)              -           (1)
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           (recoveries of) losses on loans                              1,902        1,661             977          834

Other income
  Gain on sale of investment securities                                     -           29               -           29
  Other operating                                                         155          130              77           71
                                                                        -----        -----           -----        -----
         Total other income                                               155          159              77          100

General, administrative and other expense
  Employee compensation and benefits                                      748          595             376          307
  Occupancy and equipment                                                  52           59              28           30
  Federal deposit insurance premiums                                       29           27              14           13
  Franchise taxes                                                          88          102              37           52
  Data processing                                                         145          110              76           51
  Other operating                                                         252          222             158          120
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,314        1,115             689          573
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     743          705             365          361

Federal income taxes
  Current                                                                 212           62              93          (10)
  Deferred                                                                 (1)         142              13          113
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       211          204             106          103
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  532       $  501          $  259       $  258
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.34         $.32            $.17         $.16
                                                                          ===          ===             ===          ===

           Diluted                                                       $.34         $.31            $.17         $.16
                                                                          ===          ===             ===          ===

                               ASB Financial Corp.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the six months            For the three months
                                                                      ended December 31,             ended December 31,
                                                                     1999           1998            1999           1998
Net earnings                                                         $532           $501           $ 259           $258

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax of $268, $122, $152 and
    $73 in each period, respectively                                 (520)           236            (296)           141

Reclassification adjustment for realized gains
  included in earnings, net of tax of $10 in 1998                       -            (19)              -            (19)
                                                                     ----            ---            ----            ---

Comprehensive income (loss)                                         $  12           $718           $ (37)          $380
                                                                     ====            ===            ====            ===

Accumulated comprehensive income (loss)                             $(255)          $931           $(255)          $931
                                                                     ====            ===            ====            ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1999               1998
Cash flows from operating activities:
  Net earnings for the period                                                                    $532         $     501
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             16                37
    Amortization of deferred loan origination fees                                                (28)              (32)
    Depreciation and amortization                                                                  52                35
    Amortization of expense related to stock benefit plans                                        325               310
    Provision for (recoveries of) losses on loans                                                   1                (1)
    Federal Home Loan Bank stock dividends                                                        (28)              (26)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (10)               88
      Prepaid expenses and other assets                                                           257               (39)
      Other liabilities                                                                          (101)             (174)
      Federal income taxes
        Current                                                                                    79              (230)
        Deferred                                                                                   (1)              142
                                                                                               -------           ------
         Net cash provided by operating activities                                              1,094               658

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                   -             8,634
  Purchase of investment securities                                                              (765)          (13,858)
  Purchase of mortgage-backed securities                                                            -            (3,900)
  Principal repayments on mortgage-backed securities                                              955             1,555
  Loan principal repayments                                                                     8,563            14,564
  Loan disbursements                                                                          (16,048)          (16,241)
  Purchase of office equipment                                                                   (280)              (26)
  Decrease in certificates of deposit in other financial institutions - net                        99               880
  Proceeds from sale of real estate acquired through foreclosure                                    -               157
                                                                                              -------            ------
         Net cash used in investing activities                                                 (7,476)           (8,235)
                                                                                              -------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                               (6,382)           (7,577)
                                                                                              --------           ------

                               ASB Financial Corp.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1999              1998
         Net cash used in operating and investing
           activities (subtotal brought forward)                                              $(6,382)         $ (7,577)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,957             4,451
  Proceeds from Federal Home Loan Bank advances                                                 7,500             2,000
  Repayment of Federal Home Loan Bank advances                                                 (5,516)             (516)
  Repayment of other borrowed money                                                                 -            (2,500)
  Advances by borrowers for taxes and insurance                                                   (16)               (4)
  Purchase of treasury stock                                                                     (649)                -
  Proceeds from exercise of stock options                                                          61                 -
  Dividends paid on common stock                                                               (1,792)             (130)
                                                                                               -------           ------
         Net cash provided by financing activities                                              1,484             3,301
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                      (4,837)           (4,276)

Cash and cash equivalents at beginning of period                                                7,566            13,890
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 2,729           $ 9,614
                                                                                               ======            ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   157           $   302
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 2,598           $ 2,648
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                          $  (520)          $   217
                                                                                               ======            ======

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 51,432 unallocated ESOP shares, totaled 1,561,834 and 1,546,206 for the six and three month periods ended December 31, 1999. Weighted-average common shares deemed outstanding, which give effect to 77,756 unallocated ESOP shares, totaled 1,557,032 for each of the six and three month periods ended December 31, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,578,686 and 1,556,030 for the six and three month periods ended December 31, 1999, and 1,598,441 and 1,594,061 for the six and three month periods ended December 31, 1998.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 16,852 and 9,824 for the six and three month periods ended December 31, 1999, and 41,409 and 37,029 for the six and three month periods ended December 31, 1998.

                               ASB Financial Corp.

          For the six and three months ended December 31, 1999 and 1998


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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans and the effect of certain recent accounting pronouncements.


Discussion  of  Financial  Condition  Changes from June 30, 1999 to December 31,
1999

At December 31, 1999, the Corporation's assets totaled $125.0 million, an increase of $1.8 million, or 1.4%, over the $123.2 million of total assets at June 30, 1999. The increase in assets was due primarily to growth in deposits of $2.0 million and an increase in Federal Home Loan Bank advances totaling $2.0 million, which were partially offset by dividends on common stock of $1.8 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $4.9 million from June 30, 1999 levels, to a total of $2.9 million at December 31, 1999. Investment securities totaled $19.4 million at December 31, 1999, an increase of $29,000, or .1%, over June 30, 1999 levels. During the six months ended December 31, 1999, purchases of investment securities totaling $765,000 were partially offset by a decline from unrealized losses.

Mortgage-backed securities totaled $9.2 million at December 31, 1999, a decrease of $1.0 million, or 10.0%, from the total at June 30, 1999. The decrease was due primarily to principal repayments of $955,000.

Loans receivable increased by $7.5 million, or 9.1%, during the six month period ended December 31, 1999, to a total of $89.9 million. Loan disbursements amounted to $16.0 million and were partially offset by principal repayments of $8.6 million. The allowance for loan losses totaled $728,000 and $733,000 at December 31, 1999 and June 30, 1999, respectively. Nonperforming and nonaccrual loans totaled $416,000 and $379,000 at December 31, 1999 and June 30, 1999, respectively. The allowance for loan losses represented 175.0% and 193.4% of nonperforming loans as of December 31, 1999 and June 30, 1999, respectively. Although management believes that its allowance for loan losses at December 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $102.9 million at December 31, 1999, an increase of $2.0 million, or 1.9%, over June 30, 1999 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Discussion of Financial Condition Changes from June 30, 1999 to December 31, 1999 (continued)

Advances from the Federal Home Loan Bank totaled $7.8 million at December 31, 1999, an increase of $2.0 million, or 34.1%, over June 30, 1999. Proceeds from borrowings and deposit growth were generally used to fund new loan originations.

Shareholders' equity totaled $13.0 million at December 31, 1999, a decrease of $2.0 million, or 13.6%, over June 30, 1999 levels. The decrease resulted primarily from dividends on common shares totaling $1.8 million, treasury stock purchases of $649,000 and a decrease in unrealized gains on securities designated as available for sale of $520,000, which were partially offset by net earnings of $532,000 and proceeds from the exercise of stock options totaling $61,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 1999, American's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998

General

Net earnings amounted to $532,000 for the six months ended December 31, 1999, an increase of $31,000, or 6.2%, over the $501,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $243,000 increase in net interest income, which was partially offset by a $199,000 increase in general, administrative and other expense and a $7,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $243,000, or 14.6%, for the six months ended December 31, 1999, compared to the 1998 period. Interest income on loans increased by $237,000, or 7.4%, for the six month period ended December 31, 1999 compared to the 1998 period, due primarily to growth in the average portfolio outstanding, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $4,000, or .4%, due primarily to an increase in the average balance of the related assets.

Interest expense on deposits increased by $5,000, or .2%, due primarily to an increase of $6.6 million in the average balance of deposits outstanding, which was offset by a 32 basis point decrease in the weighted-average interest rate outstanding. Interest expense on borrowings decreased by $7,000, or 4.1%, due primarily to a 150 basis point decrease in the average cost of borrowings from period to period, which was partially offset by a $1.3 million increase in the average balance of advances outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998 (continued)

Provision for Losses on Loans (continued)

area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded minimal adjustments to the provision for the six month period ended December 31, 1999. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $4,000, or 2.5%, for the six months ended December 31, 1999, compared to the same period in 1998, due primarily to the effects of a $29,000 gain recorded on sales of securities during the 1998 six month period, which were partially offset by an increase in both fees on deposit accounts and revenues from an agreement with a third-party vendor of alternative investment products.

General, Administrative and Other Expense

General, administrative and other expense increased by $199,000, or 17.8%, during the six months ended December 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $153,000, or 25.7%, increase in employee compensation and benefits and a $35,000, or 31.8%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans coupled with normal merit increases. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $211,000 for the six months ended December 31, 1999, an increase of $7,000, or 3.4%, compared to the same period in 1998. This increase resulted primarily from the increase in net earnings before taxes of $38,000, or 5.4%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 28.4% and 28.9% for the six months ended December 31, 1999 and 1998, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998

General

Net earnings amounted to $259,000 for the three months ended December 31, 1999, an increase of $1,000, or .4%, over the $258,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $144,000 increase in net interest income, which was partially offset by a $116,000 increase in general, administrative and other expense and a $23,000 decrease in other income.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)


Net Interest Income

Net interest income increased by $144,000, or 17.3%, for the three months ended December 31, 1999, compared to the 1998 period. Interest income on loans increased by $178,000, or 11.2%, during the three month period ended December 31, 1999, compared to the 1998 period, due primarily to an increase in the average portfolio balance outstanding, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $3,000, or .6%, due primarily to a decrease in the average balance of the related assets.

Interest expense on deposits increased by $13,000, or 1.1%, due primarily to an increase of approximately $5.5 million in the average balance of deposits outstanding, which was partially offset by a 23 basis point decrease in the average interest rate outstanding. Interest expense on borrowings increased by $18,000, or 25.7%, due primarily to a 30 basis point increase in the average cost of borrowings from period to period, and a $1.0 million increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management determined that the allowance for loan losses was adequate and did not record a provision for losses on loans for the three month period ended December 31, 1999. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $23,000, or 23.0%, for the three months ended December 31, 1999, compared to the same period in 1998, due primarily to the effects of a $29,000 gain on sales of investments and mortgage-backed securities recorded in the 1998 period.

General, Administrative and Other Expense

General, administrative and other expense increased by $116,000, or 20.2%, during the three months ended December 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $69,000, or 22.5%, increase in employee compensation and benefits and a $25,000, or 49.0%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans coupled with normal merit increases. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)


Federal Income Taxes

The provision for federal income taxes totaled $106,000 for the three months ended December 31, 1999, an increase of $3,000, or 2.9%, compared to the same period in 1998. This increase resulted primarily from the increase in net earnings before taxes of $4,000, or 1.1%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 29.0% and 28.5% for the three months ended December 31, 1999 and 1998, respectively.


Year 2000 Compliance Matters

During the periods leading up to January 1, 2000, the Savings Bank addressed the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

The Savings Bank expended less than $10,000 through the periods ended December 31, 1999, in connection with its Year 2000 compliance program, and no additional expense is anticipated. The Savings Bank experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

The Savings Bank could incur losses if year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Savings Bank does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earning or cash flow.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 27, 1999, the Corporation held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected three directors by the following votes:

         William J. Burke  For:  1,416,685   Against:  1,520   Abstain:  none

         Lee O. Fitch      For:  1,415,587   Against:  2,618   Abstain:  none

         Gerald R. Jenkins For:  1,416,688   Against:  1,520   Abstain:  none

         The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2000 fiscal year by the following vote:

         For:  1,415,939           Against:  none             Abstain:  2,267

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:
           27              Financial data schedule for the six months ended
                           December 31, 1999.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 11, 2000               By:  /s/Robert M. Smith
                                              Robert M. Smith
                                              President, Chief Executive Officer
                                              and Chief Financial Officer