Form 10QSB
period 2000-03-31
ASB FINANCIAL CORP /OH
filed 2000-05-12
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000
                               ----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    0-25906
                       --------------

                               ASB FINANCIAL CORP.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                         31-1429488
-------------------------------                -----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  503 Chillicothe Street Portsmouth, Ohio 45662
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (740) 354-3177
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2000 - 1,573,558 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                    $  3,411            $  4,078
Interest-bearing deposits in other financial institutions                                     1,122               3,488
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,533               7,566

Certificates of deposit in other financial institutions                                          99                 293
Investment securities available for sale - at market                                         19,652              19,372
Mortgage-backed securities available for sale - at market                                     8,870              10,232
Loans receivable - net                                                                       91,670              82,430
Office premises and equipment - at depreciated cost                                           1,251               1,047
Federal Home Loan Bank stock - at cost                                                          720                 778
Accrued interest receivable on loans                                                             77                  78
Accrued interest receivable on mortgage-backed securities                                        58                  66
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     338                 290
Prepaid expenses and other assets                                                               557                 714
Prepaid federal income taxes                                                                    258                 200
Deferred federal income tax assets                                                              590                 182
                                                                                            -------             -------

         Total assets                                                                      $128,673            $123,248
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $107,278            $100,954
Advances from the Federal Home Loan Bank                                                      6,799               5,823
Advances by borrowers for taxes and insurance                                                    89                 168
Accrued interest payable                                                                        761                  93
Other liabilities                                                                             1,113               1,170
                                                                                             -------             -------
         Total liabilities                                                                  116,040             108,208

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 no par value shares authorized;
    1,740,854 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,455               8,427
  Retained earnings, restricted                                                               7,736               8,909
  Shares acquired by stock benefit plans                                                     (1,059)             (1,418)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale,
    net of related tax effects                                                                 (442)                265
  Less 167,296 and 86,066 shares of treasury stock - at cost                                 (2,057)             (1,143)
                                                                                            -------             -------
         Total shareholders' equity                                                          12,633              15,040
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $128,673            $123,248
                                                                                            =======             =======


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                       Nine months ended             Three months ended
                                                                            March 31,                     March 31,
                                                                       2000         1999              2000         1999
Interest income
  Loans                                                              $5,256       $4,781            $1,819       $1,581
  Mortgage-backed securities                                            457          537               150          179
  Investment securities                                               1,135        1,026               378          361
  Interest-bearing deposits and other                                    12           61                 3           15
                                                                      -----        -----             -----        -----
         Total interest income                                        6,860        6,405             2,350        2,136

Interest expense
  Deposits                                                            3,725        3,638             1,280        1,198
  Borrowings                                                            281          240               119           71
                                                                      -----        -----             -----        -----
         Total interest expense                                       4,006        3,878             1,399        1,269
                                                                      ------        -----             -----        -----

         Net interest income                                          2,854        2,527               951          867

Provision for (recoveries of) losses on loans                             1           (1)               -            -
                                                                      -----        -----             -----        -----

         Net interest income after provision for
           (recoveries of) losses on loans                            2,853        2,528               951          867

Other income
  Gain (loss) on investment securities transactions                     (15)          60               (15)          31
  Other operating                                                       239          196                84           66
                                                                      -----        -----             -----        -----
         Total other income                                             224          256                69           97

General, administrative and other expense
  Employee compensation and benefits                                  1,147          921               399          326
  Occupancy and equipment                                                98           87                46           28
  Federal deposit insurance premiums                                     35           41                 6           14
  Franchise taxes                                                       139          152                51           50
  Data processing                                                       224          180                79           70
  Other operating                                                       356          320               104           98
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              1,999        1,701               685          586
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                 1,078        1,083               335          378

Federal income taxes
  Current                                                               345          294               133          232
  Deferred                                                              (44)          13               (43)        (129)
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     301          307                90          103
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  777       $  776            $  245       $  275
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.50         $.49              $.16         $.17
                                                                        ===          ===               ===          ===

           Diluted                                                     $.50         $.48              $.16         $.17
                                                                        ===          ===               ===          ===

                               ASB Financial Corp.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2000           1999            2000           1999
Net earnings                                                        $ 777           $776           $ 245           $275

Other comprehensive income, net of tax:
  Unrealized holding losses on securities
    during the period net of tax of $(369), $(11),
    $(102) and $(133) in each period, respectively                   (717)           (21)           (197)          (258)

Reclassification adjustment for realized (gains)
  losses included in earnings net of tax of $5, $(21),
  $5 and $(10) in each period, respectively                            10            (40)             10            (20)
                                                                     ----            ---            ----            ---

Comprehensive income (loss)                                         $  70           $715           $  58           $ (3)
                                                                     ====            ===            ====            ===

Accumulated comprehensive income (loss)                             $(442)          $653           $(442)          $653
                                                                     ====            ===            ====            ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   777           $   776
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             27                38
    Amortization of deferred loan origination fees                                                (35)              (55)
    Depreciation and amortization                                                                  79                51
    Amortization of expense related to stock benefit plans                                        326               310
    Provisions for (recoveries of) losses on loans                                                  1                (1)
    (Gain) loss on investment securities transactions                                              15               (60)
    Federal Home Loan Bank stock dividends                                                        (42)              (39)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (39)                9
      Prepaid expenses and other assets                                                           157                28
      Accrued interest payable                                                                    668               567
      Other liabilities                                                                           (57)             (112)
      Federal income taxes
        Current                                                                                   (58)                3
        Deferred                                                                                  (44)               13
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,775             1,528

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 970             9,782
  Purchase of investment securities                                                            (2,103)          (16,808)
  Purchase of mortgage-backed securities                                                           -             (4,735)
  Principal repayments on mortgage-backed securities                                            1,102             2,429
  Loan principal repayments                                                                    12,359            21,699
  Loan disbursements                                                                          (21,565)          (24,375)
  Purchase of office premises and equipment                                                      (283)             (182)
  Decrease in certificates of deposit in other financial institutions - net                       194             1,354
  Redemption of Federal Home Loan Bank stock                                                      100                -
  Proceeds from sale of real estate acquired through foreclosure                                   -                157
                                                                                               ------            ------
         Net cash used in investing activities                                                 (9,226)          (10,679)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              6,324             4,800
  Proceeds from Federal Home Loan Bank advances                                                 8,500             2,000
  Repayment of Federal Home Loan Bank advances                                                 (7,524)             (524)
  Repayment of other borrowed money                                                                -             (2,500)
  Advances by borrowers for taxes and insurance                                                   (79)              (78)
  Purchase of treasury stock                                                                     (914)               -
  Proceeds from the exercise of stock options                                                      61                -
  Distributions paid on common stock                                                           (1,950)             (295)
                                                                                               ------            ------
         Net cash provided by financing activities                                              4,418             3,403
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                      (3,033)           (5,748)

Cash and cash equivalents at beginning of period                                                7,566            13,890
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 4,533           $ 8,142
                                                                                               ======            ======


                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  442            $  302
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,338            $3,311
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                 $ (707)           $  (61)
                                                                                                =====             =====



                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 51,432 unallocated ESOP shares, totaled 1,555,130 and 1,544,662 for the nine and three month periods ended March 31, 2000. Weighted-average common shares deemed outstanding, which give effect to 62,795 unallocated ESOP shares, totaled 1,581,909 and 1,591,993 for the nine and three month periods ended March 31, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,561,562 and 1,544,662 for the nine and three month periods ended March 31, 2000, respectively, and 1,600,414 and 1,609,479 for the nine and three month periods ended March 31, 1999, respectively.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 6,432 for the nine period ended March 31, 2000, and 18,505 and 17,486 for the nine and three month periods ended March 31, 1999. Options to purchase 13,802 shares of common stock with a weighted-average exercise price of $10.08 were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents for the three months ended March 31, 2000, because their exercise prices were greater than the average market price of the common shares.

                               ASB Financial Corp.

           For the nine and three months ended March 31, 2000 and 1999


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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000

At March 31, 2000, the Corporation's assets totaled $128.7 million, an increase of $5.4 million, or 4.4%, over the balance of total assets at June 30, 1999. The increase in assets was funded primarily by growth in deposits of $6.3 million and an increase in Federal Home Loan Bank advances totaling $976,000, which were partially offset by dividends paid on common stock of $2.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) decreased by $3.2 million from June 30, 1999 levels, to a total of $4.6 million at March 31, 2000. Investment securities totaled $19.7 million at March 31, 2000, an increase of $280,000, or 1.4%, over June 30, 1999 levels. During the nine months ended March 31, 2000, purchases of investment securities totaling $2.1 million were partially offset by a decline from unrealized losses.

Mortgage-backed securities totaled $8.9 million at March 31, 2000, a decrease of $1.4 million, or 13.3%, from the total at June 30, 1999. The decrease was due primarily to principal repayments of $1.1 million.

Loans receivable increased by $9.2 million, or 11.2%, during the nine month period ended March 31, 2000, to a total of $91.7 million. Loan disbursements amounted to $21.6 million and were partially offset by principal repayments of $12.4 million. The allowance for loan losses totaled $723,000 and $733,000 at March 31, 2000 and June 30, 1999, respectively. Nonperforming and nonaccrual loans totaled $669,000 and $379,000 at March 31, 2000 and June 30, 1999,
respectively. The allowance for loan losses represented 108.1% and 193.4% of nonperforming loans as of March 31, 2000 and June 30, 1999, respectively. Although management believes that its allowance for loan losses at March 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $107.3 million at March 31, 2000, an increase of $6.3 million, or 6.3%, over June 30, 1999 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing strategies.

Advances from the Federal Home Loan Bank totaled $6.8 million at March 31, 2000, an increase of $976,000, or 16.8%, over June 30, 1999. Proceeds from borrowings and deposit growth were generally used to fund new loan originations.

Shareholders' equity totaled $12.6 million at March 31, 2000, a decrease of $2.4 million, or 16.0%, from June 30, 1999 levels. The decrease resulted primarily from distributions on common shares totaling $2.0 million, treasury stock purchases of $914,000 and a decrease in unrealized gains on securities designated as available for sale of $707,000, which were partially offset by net earnings of $777,000 and proceeds from the exercise of stock options totaling $61,000.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2000, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999

General

Net earnings amounted to $777,000 for the nine months ended March 31, 2000, an increase of $1,000 compared to the $776,000 of net earnings reported for the same period in 1999. Current period earnings reflect a $327,000 increase in net interest income, which was partially offset by a $298,000 increase in general, administrative and other expense and a $32,000 decrease in other income.

Net Interest Income

Net interest income increased by $327,000, or 12.9%, for the nine months ended March 31, 2000, compared to the 1999 period. Interest income on loans increased by $475,000, or 9.9%, for the nine month period ended March 31, 2000, compared to the 1999 period, due primarily to a $9.7 million, or 12.4%, increase in the average portfolio outstanding period to period, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $20,000, or 1.2%, due primarily to a decrease in the average balance of the related assets.

Interest expense on deposits increased by $87,000, or 2.4%, due primarily to an increase of $7.0 million in the average balance of deposits outstanding, which was offset by a 24 basis point decrease in the weighted-average interest rate outstanding. Interest expense on borrowings increased by $41,000, or 17.1%, due primarily to a $1.2 million increase in the average balance of advances outstanding, which was partially offset by a 30 basis point decrease in the average cost of borrowings from period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $1,000 provision for the nine month period ended March 31, 2000. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $32,000, or 12.5%, for the nine months ended March 31, 2000, compared to the same period in 1999, due primarily to the effects of a $60,000 gain recorded on security transactions during the 1999 nine month period and a $15,000 loss on security transactions recorded during the 2000 nine month period. This decline was partially offset by an increase in other operating income of $43,000, or 21.9%, due primarily to an increase in both fees on deposit accounts and revenues under an agreement with a third-party vendor of alternative investment products.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $298,000, or 17.5%, during the nine months ended March 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $226,000, or 24.5%, increase in employee compensation and benefits and a $44,000, or 24.4%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans coupled with normal merit increases. The increase in data processing expense primarily reflects an increase in transaction costs and new product applications added during the period.

Federal Income Taxes

The provision for federal income taxes totaled $301,000 for the nine months ended March 31, 2000, a decrease of $6,000, or 2.0%, compared to the same period in 1999. This decrease resulted primarily from the decrease in net earnings before taxes of $5,000, or 0.5%, coupled with the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 27.9% and 28.3% for the nine months ended March 31, 2000 and 1999, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999

General

Net earnings amounted to $245,000 for the three months ended March 31, 2000, a decrease of $30,000, or 10.9%, compared to the $275,000 of net earnings reported for the same period in 1999. The decrease in earnings resulted primarily from a $99,000 increase in general, administrative and other expense and a $28,000 decrease in other income, which were partially offset by an $84,000 increase in net interest income.

Net Interest Income

Net interest income increased by $84,000, or 9.7%, for the three months ended March 31, 2000, compared to the 1999 period. Interest income on loans increased by $238,000, or 15.1%, during the three month period ended March 31, 2000, compared to the 1999 period, due primarily to an increase in the average portfolio balance outstanding, while interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $24,000, or 4.3%, due primarily to a decrease in the average balance of the related assets.

Interest expense on deposits increased by $82,000, or 6.8%, due primarily to an increase of approximately $7.0 million in the average balance of deposits outstanding. Interest expense on borrowings increased by $48,000, or 67.6%, due primarily to a 145 basis point increase in the average cost of borrowings from period to period, and a $1.5 million increase in the average balance of borrowings outstanding.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management determined that the allowance for loan losses was adequate and did not record a provision for losses on loans for the three month period ended March 31, 2000. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $28,000, or 28.9%, for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to the effects of a $31,000 gain on investment and mortgage-backed securities transactions recorded in the 1999 period, and a $15,000 loss recorded on investment securities transactions in the 2000 period. This decline was partially offset by an $18,000, or 27.3%, increase in other operating income during the period.

General, Administrative and Other Expense

General, administrative and other expense increased by $99,000, or 16.9%, during the three months ended March 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $73,000, or 22.4%, increase in employee compensation and benefits, an $18,000, or 64.3%, increase in occupancy and equipment expense and a $9,000, or 12.9%, increase in data processing expense. The increase in employee compensation and benefits was due primarily to an increase in expense related to the Corporation's stock benefit plans coupled with normal merit increases. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with a new drive-through location. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $90,000 for the three months ended March 31, 2000, a decrease of $13,000, or 12.6%, compared to the same period in 1999. This decrease resulted primarily from the decline in net earnings before taxes of $43,000, or 11.4%, and the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 26.9% and 27.2% for the three months ended March 31, 2000 and 1999, respectively.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:
           27              Financial data schedule for the nine months ended
                           March 31, 2000.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 12, 2000                  By:  /s/Robert M. Smith
       -----------------------                -------------------------------
                                              Robert M. Smith
                                              President, Chief Executive Officer
                                              and Chief Financial Officer