Form 10KSB
period 2000-06-30
ASB FINANCIAL CORP /OH
filed 2000-09-28
CIK 944304

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission File Number: 0-25906

                               ASB FINANCIAL CORP.
                     -------------------------------------
                 (Name of small business issuer in its charter)

          Ohio                                                  31-1429488
  -------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

503 Chillicothe Street, Portsmouth, Ohio                          45662
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)
Issuer's telephone number: (740) 354-3177
                           --------------


      Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None                                None
      -----------------------------          -----------------------------
        (Title of each class)                    (Name of each exchange
                                                   on which registered)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Shares, without par value
           ----------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X]    No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended June 30, 2000, were $9.6 million.

     Based upon the average of the bid and asked prices quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on September 25, 2000, was approximately $10.6 million.

     1,569,558 of the issuer's common shares were issued and outstanding on September 25, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

PartII of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART I

Item 1.  Description of Business

General

         ASB Financial Corp. ("ASB"), an Ohio corporation, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of American Savings Bank, fsb ("American"), a federal savings bank. On May 10, 1995, ASB acquired all of the common shares issued by American upon its conversion from a mutual savings association to a stock savings association (the "Conversion").

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

         ASB's activities have been limited primarily to holding the common stock of American since the Conversion. Consequently, the following discussion focuses primarily on the business of American.

Lending Activities

         General. American's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family residential real estate located in American's primary market area. American also offers loans secured by multifamily properties containing five units or more and nonresidential properties, including construction loans. American also purchases interests in multifamily real estate loans and nonresidential real estate loans originated and serviced by other financial institutions. American does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, American originates commercial loans, consumer loans, including automobile loans, loans secured by deposit accounts, home improvement loans and a limited number of unsecured loans.

         Loan Portfolio Composition. The following table presents certain information regarding the composition of American's loan portfolio at the dates indicated:

                                                                        At June 30,
                                                    2000                     1999                         1998
                                                    ------                   ------                       -----
                                                         Percent                    Percent                      Percent
                                                         of total                  of total                     of total
                                              Amount      loans        Amount        loans        Amount          loans
                                              ------      ------       ------        ------       ------          -----
                                                                        (Dollars in thousands)
Real estate loans:
    One- to four-family residential           $65,618       67.5%     $60,810         70.4%       $55,707         70.6%
    Multifamily                                 3,160        3.3        3,404          3.9          5,184          6.6
    Nonresidential and land                    11,691       12.0        8,504          9.9          5,712          7.2
    Construction                                  992        1.0        2,162          2.5          1,425          1.8
    Home equity                                 5,863        6.0        4,971          5.8          4,485          5.7
    Commercial                                  5,842        6.0        2,485          2.9          1,929          2.4
                                               ------      -----       ------        -----         ------        -----
      Total real estate loans                  93,166       95.8       82,336         95.4         74,442         94.3
Consumer and other loans:
    Passbook                                      834         .9          615           .7            744           .9
    Home improvement                            1,277        1.3        1,103          1.3          1,286          1.6
    Automobile                                  1,666        1.7        1,689          1.9          1,772          2.3
    Other                                         322         .3          586           .7            707           .9
                                               ------      -----       ------        -----         ------        -----
      Total consumer and other loans            4,099        4.2        3,993          4.6          4,509          5.7
                                               ------      -----       ------        -----         ------         ----

Total loans                                    97,265      100.0%      86,329        100.0%        78,951        100.0%
                                                           =====                     =====                       =====
Less:
    Loans in process                            1,255                   2,966                       1,452
    Net deferred loan origination fees and
      unearned discounts                          203                     200                         190
    Allowance for loan losses                     723                     733                         759
                                               ------                  ------                      ------

Total loans net                               $95,084                 $82,430                     $76,550
                                               ======                  ======                      ======


         Loan Maturity. The following table sets forth the contractual maturity of American's total loans at June 30, 2000, before consideration of net items:

Due during the fiscal          One- to                                                 Consumer
year ending June 30,     four-family (1)(3) Multifamily (1) Nonresidential (1) (2)    and other          Total
--------------------     ------------------ --------------- ----------------------    ----------         -----
                                                               (In thousands)
2001                          $ 4,190            $  262            $   770              $  904          $ 6,126
2002                            4,303               267                978                 968            6,516
2003                            4,406               275                996                 980            6,657
2004 - 2005                     9,567               557              2,368               1,031           13,523
2006 - 2010                    20,317             1,391              2,333                 216           24,257
2011 - 2015                    20,233               408              2,528                   -           23,169
2016 and thereafter             9,457                 -              7,560                   -           17,017
                               ------             -----             ------               -----           ------
     Total                    $72,473            $3,160            $17,533              $4,099          $97,265
                               ======             =====             ======               =====           ======

-----------------------------

(1)  Includes construction loans.

(2)  Includes land development and commercial loans.

(3)  Includes home equity loans.

         Loans Secured by One- to Four-Family Real Estate. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within American's primary market area. A first mortgage on the underlying real estate and any improvements thereon secures each of such loans. At June 30, 2000, American's one- to four-family residential real estate loan portfolio, including certain construction loans secured by one- to four-family residences, was approximately $65.6 million, or 67.5% of total loans.

         OTS regulations limit the amount which American may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. In accordance with the OTS regulations, American makes loans on one- to four-family residences with LTVs of up to 95%. Private mortgage insurance usually covers the principal amount of any loan which exceeds an 85% LTV at the time of origination, at the expense of the borrower.

         American offers fixed-rate loans, currently for terms of up to 30 years. Most of the fixed-rate loans in American's portfolio, however, have terms of 15 years or less.

         American offers adjustable-rate residential real estate loans ("ARMs") for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on one-year and three-year ARMs presently originated by American are tied to the one-year and three-year U.S. Treasury securities rates or the Previously Occupied Homes index published by the Federal Home Loan Bank (the "FHLB"). The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on a three-year ARM is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

         Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 2000, American's home equity loans totaled $5.9 million, or 6.0% of total loans.

         Loans Secured by Multifamily Real Estate. American originates and purchases interests in loans secured by multifamily properties containing over four units. American originates multifamily loans with terms of up to 15 years and a maximum LTV of 75%. Approximately 70% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

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

         At June 30, 2000, loans secured by multifamily properties totaled approximately $3.2 million, or 3.3% of total loans, of which $2.2 million are participation interests purchased in loans originated by other financial institutions.

         Loans Secured by Nonresidential Real Estate and Land. At June 30, 2000, approximately $11.7 million, or 12.0% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel located in American's primary market area. Also included in American's nonresidential real estate loan portfolio is $2.2 million in participation interests which have been purchased in loans originated by other financial institutions.

         American has one land loan with a principal balance of $405,000 secured by developed land which has been subdivided for single-family home construction in Scioto County, Ohio. American occasionally originates loans for the construction of nonresidential real estate. At June 30, 2000, American had outstanding nonresidential real estate construction loans with an aggregate balance of $264,000.

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

         Construction Loans. American makes loans to individuals for the construction and permanent financing of their primary residences. These construction loans are offered with adjustable and fixed rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2000, construction loans, in the aggregate, totaled $1.0 million, or 1.0% of American's total loans. Approximately 71% of American's construction loans are secured by property in Scioto County, Ohio.

         Commercial Real Estate Loans. At June 30, 2000, approximately $5.8 million, or 6.0%, of American's total loans were secured by commercial real estate. American originates commercial loans for a maximum term of 15 years and which are secured by real estate with a LTV of up to 75%. These extensions of credit are typically secured by office buildings, retail stores, other commercial properties, inventory and accounts receivable.

         Consumer and Other Loans. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and unsecured personal loans, and secured commercial loans, including a loan to an automobile dealer leasing group. Consumer loans, other than loans on deposits, are made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 2000, American had approximately $4.1 million, or 4.2% of total loans, invested in consumer and other loans.

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

         Loan Solicitation and Processing. American develops loan originations from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by American's lending staff and walk-in customers.

         American's loan personnel take all loan applications for permanent real estate loans. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee, the members of which are Directors Smith, Jenkins, Burke and Schoettle. Any loan for more than $150,000 must be reviewed and approved by the full Board of Directors.

         If a real estate loan application is approved, either an attorney's opinion or title insurance is obtained on the real estate which will secure the mortgage loan. Most of the loans in American's portfolio have an attorney's opinion. American requires borrowers to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name American as an insured mortgagee.

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

         The following table presents American's loan origination, purchase and sale activity for the periods indicated:

                                                                Year ended June 30,
                                                      2000             1999             1998
                                                      ----             ----             ----
                                                                  (In thousands)
Loans originated:
  Adjustable-rate:
   One- to four-family real estate                  $ 1,683         $ 3,104           $ 1,499
   Multifamily real estate                              640             750                55
   Nonresidential real estate                         1,577           3,512               528
   Commercial                                         4,311           2,381                 -
                                                     ------          ------            ------
    Total adjustable-rate                             8,211           9,747             2,082

  Fixed-rate:
   One- to four-family real estate                   18,048          17,517            15,022
   Nonresidential real estate                           821           1,644               446
   Consumer                                           2,885           4,296             7,563
                                                     ------          ------            ------
    Total fixed-rate                                 21,754          23,457            23,031

Loans purchased                                       1,875             778             2,183
                                                     ------          ------            ------

    Total loans originated and purchased             31,840          33,982            27,296

Reductions:
   Principal repayments                              19,232          28,170            24,815
   Transfers from loans to real estate
    owned and repossessed assets                          -               -               157
                                                     ------          ------            ------
     Total reductions                                19,232          28,170            24,972
Increase in other items, net (1)                         46              68                90
                                                     ------          ------            ------
Net increase                                        $12,654         $ 5,880           $ 2,414
                                                     ======          ======            ======

------------------------------

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

         Based on the 15% limit, American was able to lend approximately $1.6 million to one borrower at June 30, 2000. The largest loan American had outstanding to one borrower at June 30, 2000, was $870,000. Such loan was secured by non-residential real estate and was current at June 30, 2000.

         Loan Origination and Other Fees. American realizes loan origination fees and other fee income from its lending activities, including late payment charges, application fees and fees for other miscellaneous services.

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

         Delinquent Loans, Nonperforming Assets and Classified Assets. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. Loan payments are due on the first day of the month with the portion of the payment applicable to interest to accrue during the current month. When loan payments have not been made by the thirtieth of the month, late notices are sent. If payment is not received by the sixtieth day, second notices are sent and telephone calls are made to the borrower. Each loan bears a late payment penalty which is, for real estate loans, assessed as soon as such loan is more than 30 days delinquent, and for consumer loans, assessed as soon as such loan is more than 15 days delinquent. The late penalty for real estate loans is 3% and for consumer loans is 5% of the payment due.

         When a loan secured by real estate becomes delinquent more than 90 days, the Board of Directors reviews the loan and foreclosure proceedings are normally instituted and an appraisal of the collateral is performed. If the appraisal indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan. When a consumer loan becomes more than 90 days past due, American establishes a specific allowance for loss for the amount of the loan.

         The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                             At June 30, 2000
                      Residential real estate    Nonresidential real estate (2)     Consumer and other                Total
                       ----------------------      ---------------------------  ------------------------     ---------------------
                       Number   Amount  % (1)      Number   Amount   % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                       ------   ------  ----       ------   ------   ----       ------   ------    ----     -----    ------   ----
                                                        (Dollars in thousands)
Loans delinquent for:
  30-59 days             30    $1,426    1.5%         1       $41       -%        15       $282     .3%        46    $1,749    1.8%
  60-89 days              8       317     .3          -         -       -          5         68     .1         13       385     .4
  90 days and over        4       266     .3          -         -       -          6         15     -          10       281     .3
                         --     -----    ---         --        --      --         ---       ---     --         --     -----    ---
  Total delinquent
  loans                  42    $2,009    2.1%         1       $41       -%        26       $365     .4%        69    $2,415    2.5%
                         ==     =====    ===         ==        ==      ==         ==        ===     ==         ==     =====    ===


                                                              At June 30, 1999
                      Residential real estate    Nonresidential real estate (2)     Consumer and other                Total
                       ----------------------      ---------------------------  ------------------------     ---------------------
                       Number   Amount  % (1)      Number   Amount   % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                       ------   ------  ----       ------   ------   ----       ------   ------    ----     -----    ------   ----
                                                        (Dollars in thousands)

Loans delinquent for:
  30-59 days             28     $1,282    1.5%        -       $ -       -%         13     $259      .3%       41     $1,541    1.8%
  60-89 days              8        247     .3         -         -       -           9       85      .1        17        332     .4
  90 days and over       10        287     .3         -         -       -          10       92      .1        20        379     .4
                         --      -----    ---        --        --      --          --      ---      --        --      -----    ---
  Total delinquent
  loans                  46     $1,816    2.1%        -       $ -       -%         32     $436      .5%       78     $2,252    2.6%
                         ==      =====    ===        ==        ==      ==          ==      ===      ==        ==      =====    ===


                                                             At June 30, 1998
                      Residential real estate    Nonresidential real estate (2)     Consumer and other                Total
                       ----------------------      ---------------------------  ------------------------     ---------------------
                       Number   Amount  % (1)      Number   Amount   % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                       ------   ------  ----       ------   ------   ----       ------   ------    ----     -----    ------   ----
                                                        (Dollars in thousands)

Loans delinquent for:
  30-59 days             40    $1,117    1.4%         -      $ -       -%         13      $ 60       .1%      53     $1,177    1.5%
  60-89 days              7       276     .4          -        -       -           4        24       -        11        300     .4
  90 days and over        8       168     .2          -        -       -          12        72       .1       20        240     .3
                        ---     -----    ---         --      ---      --         ---       ---      ---      ---      -----    ---
  Total delinquent
  loans                  55    $1,561    2.0%         -      $ -       -%         29      $156       .2%      84     $1,717    2.2%
                        ===     =====    ===         ==      ===      ==         ===       ===      ===      ===      =====    ===

----------------------------

(1)  Percentages correlate to total loans before net items.

(2)  Includes land loans.

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

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:

                                                                        At June 30,
                                                         2000               1999              1998
                                                         ----               ----              ----
                                                                   (Dollars in thousands)
Non-accrual loans                                        $229                $261              $168

Accruing loans delinquent
  90 days or more                                          52                 118                72
                                                          ---                 ---               ---

   Total nonperforming loans                              281                 379               240


Real estate acquired through foreclosure                    -                   -               157
                                                          ---                 ---               ---

  Total nonperforming assets                             $281                $379              $397
                                                          ===                 ===               ===

  Allowance for loan losses                              $723                $733              $759
                                                          ===                 ===               ===

  Nonperforming assets as a percent
    of  total assets                                      .21%                .31%              .34%

  Allowance for loan losses as a percent of
    nonperforming loans                                257.30%             193.40%           316.25%

  Allowance for loan losses as a percent of
    nonperforming assets                               257.30%             193.40%           191.18%


         For the year ended June 30, 2000, gross interest income which American would have recorded had non-accrual loans been current in accordance with their original terms was $3,000, and American recorded $1,000 in interest on non-accrual loans during such period.

         American classifies real estate it acquires as a result of foreclosure proceedings as real estate owned ("REO") until it is sold. When American acquires a property, it records the property at its estimated fair value, less estimated selling expenses, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and American expenses all costs incurred from such date in maintaining the property. American capitalizes, to the extent of fair value, costs relating to the development and improvement of the property.

         American classifies its own assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that American will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. American considers an asset classified "loss" as uncollectible and of such little value that its continuance as an asset of American is not warranted.

         The aggregate amounts of American's classified assets at the dates indicated were as follows:

                                                     At June 30,
                                          2000           1999               1998
                                          ----           ----               ----
                                                    (In thousands)
Classified assets
  Substandard                             $245           $321             $  993
  Loss                                       -              -                  8
                                           ---            ---              -----
   Total classified assets                $245           $321             $1,001
                                           ===            ===              =====


         American establishes general allowances for loan losses for loans classified as substandard or doubtful. Generally, American charges off the portion of any real estate loan deemed to be uncollectible, whereas it uses a loss classification and corresponding reserve for consumer loans.

         American analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. This classification analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, American changes the classification of the asset accordingly.

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

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:

                                                                          For the year ended June 30,
                                                              2000          1999         1998
                                                              ----          ----         ----
                                                                   (Dollars in thousands)
Balance at beginning of period                                $733           $759         $820
Charge-offs:
  Residential real estate loans (1)                             (1)           (14)         (47)
  Consumer loans                                               (10)           (11)          (9)
                                                               ---            ---          ---
  Total charge-offs                                            (11)           (25)         (56)
Provision for (recoveries of) losses on loans                    1             (1)          (5)
                                                               ---            ---          ---
  Balance at end of period                                    $723           $733         $759
                                                               ===            ===          ===

  Ratio of net charge-offs to average loans
     outstanding during the period                             .01%           .03%         .07%

------------------------------

(1)  Includes multifamily loans.


         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:

                                                                         At June 30,
                                                2000                         1999                           1998
                                                ----                         ----                           ----
                                                    Percent of                     Percent of                    Percent of
                                                   loans in each                 loans in each                  loans in each
                                                    category to                   category to                    category to
                                         Amount     total loans      Amount       total loans       Amount       total loans
                                         ------     -----------      ------       -----------       ------       -----------
                                                                       (Dollars in thousands)
Balance at year end applicable to:
   Real estate loans                       $ 12          95.8%        $ 13             95.4%          $47             94.3%
   Consumer and other loans                  16           4.2            3              4.6            11              5.7
   Unallocated                              695             -          717                -           701                -
                                            ---         -----          ---            -----           ---            -----
   Total                                   $723         100.0%        $733            100.0%         $759            100.0%
                                            ===         =====          ===            =====           ===            =====


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

         The  following   table  sets  forth  the   composition   of  American's
investments, other than mortgage-backed securities, at the dates indicated:

                                                                         At June 30,
                                                    2000                     1999                      1998
                                                    ----                     ----                      ----
                                           Carrying      Percent     Carrying     Percent     Carrying     Percent
                                             Value      of total       Value      of total     Value       of total
                                             -----      --------       -----      --------     -----       --------
                                                                     (Dollars in thousands)
Investments designated as held to maturity:
    Interest-bearing deposits in other
      financial institutions (1)             $ 4,152        17.9%     $  7,393        27.6%     $15,399       56.5%

Investments designated as available for sale:
    U.S. Government agency obligations        18,263        78.5        18,133        67.8       10,766       39.5
    Corporate equity securities                  120          .5           137          .5          128         .5
    FHLMC stock                                  729         3.1         1,102         4.1          941        3.5
                                              ------       -----        ------       -----       ------      -----

    Total investments designated
      as available for sale                   19,112        82.1        19,372        72.4       11,835       43.5
                                              ------       -----        ------       -----       ------      -----

Total investments                            $23,264       100.0%      $26,765       100.0%     $27,234      100.0%
                                              ======       =====        ======       =====       ======      =====

-----------------------------

(1)  Includes interest-bearing deposits and certificates of deposit.


         The following table sets forth information regarding the maturities, book value and weighted average yields of American's investment securities, other than mortgage-backed securities, at June 30, 2000:

                                      Maturing in                   Maturing in
                                       5-10 Years                   10-20 Years                      Total
                                                Weighted                     Weighted
                                 Amortized       average      Amortized       average       Amortized     Market
                                   cost           yield          cost          yield           cost         value
                                  -------        -------       -------        -------        -------      --------
                                                                 (Dollars in thousands)
Investments designated as
  available for sale:
  U.S. Government
    agency obligations           $13,786         6.37%         $5,746         7.14%         $19,532       $18,263
  Corporate equity securities          -           -                -           -               169           120
  FHLMC stock                          -           -                -           -                18           729
                                  ------         ----           -----         ----          -------        ------
       Total                     $13,786         6.37%         $5,746         7.14%         $19,719       $19,112
                                  ======         ====           =====         ====           ======        ======


         In addition to the foregoing investment securities, American has been an active purchaser of mortgage-backed securities. At June 30, 2000, mortgage-backed securities totaled $8.6 million, or 6.5 % of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, including participations or pass-through securities issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA, and collateralized mortgage obligations ("CMOs").

         American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.

                                                At June 30, 2000                                   At June 30, 1999
                              --------------------------------------------------   -----------------------------------------------
                                              Gross        Gross                                   Gross       Gross
                               Amortized   unrealized   unrealized    Estimated    Amortized    unrealized  unrealized  Estimated
                                 cost         gains       losses     fair value      cost         gains      losses     fair value
                              ----------   ----------   ----------   -----------  ----------   ----------   ----------  ----------
                                                                        (In thousands)
Available for sale:
  FHLMC participation
     certificates              $1,020          $ 5         $  9       $1,016       $ 1,266          $18         $12     $  1,272
  FNMA participation
     certificates                 931            3           37          897         1,035            8          35        1,008
  GNMA participation
     certificates               2,596           15           56        2,555         3,301           35          43        3,293
  Collateralized mortgage
     obligations                4,359            -          211        4,148         4,649           13           3        4,659
                                -----           --          ---        -----        ------           --          --       ------
    Total mortgage-backed
    securities                 $8,906          $23         $313       $8,616       $10,251          $74         $93      $10,232
                                =====           ==          ===        =====        ======           ==          ==       ======







                                                At June 30, 1998
                               --------------------------------------------------
                                              Gross       Gross
                               Amortized    unrealized   unrealized     Estimated
                                  cost        gains       losses       fair value
                               ----------   ----------   ----------   -----------
                                               (In thousands)
Available for sale:
  FHLMC participation
     certificates                $2,007       $  41        $  4         $2,044
  FNMA participation
     certificates                   850          26           9            867
  GNMA participation
     certificates                 4,919          86           3          5,002
  Collateralized mortgage
     obligations                  1,014           4           7          1,011
                                  -----        ----         ---          -----
    Total mortgage-backed
    securities                   $8,790        $157        $ 23         $8,924
                                  =====         ===         ===          =====


Deposits and Borrowings

         General. American's primary source of funds for use in lending and other investment activities is deposits. In addition to deposits, American derives funds from interest payments and principal repayments on loans and mortgage-backed securities and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions.

         Deposits. American attracts deposits principally from within its primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market deposit accounts, money market checking accounts, passbook savings accounts, term certificate accounts and individual retirement accounts ("IRAs"). American's management periodically establishes the interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts based on American's liquidity requirements, growth goals and interest rates paid by competitors. American does not use brokers to attract deposits. The amount of deposits from outside American's primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:

                                                                 At June 30,
                                           2000                       1999                       1998
                                           ----                       ----                       ----
                                                 Percent                   Percent                     Percent
                                                 of total                  of total                   of total
                                    Amount       deposits     Amount       deposits      Amount       deposits
                                    ------       --------     ------       --------      ------       --------
                                                              (Dollars in thousands)
  Transaction accounts:
    Passbook accounts             $  7,735           7.0%    $  7,862         7.8%      $ 7,440          8.0%
    Demand, NOW and Super NOW
     accounts                        7,237           6.6        6,680         6.6         5,867          6.3
    Money market deposit
     accounts                       15,790          14.4       11,785        11.7         7,999          8.5
                                   -------         -----      -------       -----        ------        -----

      Total transaction             30,762          28.0       26,327        26.1        21,306         22.8
        accounts

  Certificates of deposit:
     3.00 - 3.99%                        -            -           278          .3             -           -
     4.00 - 4.99%                      310            .3        5,146         5.1           421           .5
     5.00 - 5.99%                   76,022          69.1       57,094        56.6        45,033         48.2
     6.00 - 6.99%                    2,818           2.6       12,018        11.9        26,630         28.5
     7.00 - 7.99%                       30            -            31          -             31           -
     8.00 - 8.99%                       65            -            60          -             56           -
                                   -------         -----     --------       -----        ------        -----

      Total certificates of
       deposit                      79,245          72.0       74,627        73.9        72,171         77.2
                                   -------         -----      -------       -----        ------        -----

    Total deposits                $110,007         100.0%    $100,954       100.0%      $93,477        100.0%
                                   =======         =====      =======       =====        ======        =====

         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:

                                                        June 30,
                                        2000              1999                1998
                                        ----              ----                ----
                                                      (In thousands)
  Less than one year                    $52,822           $46,943            $51,581
  One to two years                       25,108            23,448             18,247
  Two to three years                      1,091             3,870              1,928
  Over three years                          224               366                415
                                         ------            ------             ------
                                        $79,245           $74,627            $72,171
                                         ======            ======             ======


         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2000:

                                                                         At June 30, 2000
                                                                         ----------------
  Certificates  of deposit  with  balances of $100,000                    (In  thousands)
     or more maturing in quarter ending (1):
      September 30, 2000                                                       $ 1,717
      December 31, 2000                                                          3,748
      March 31, 2001                                                             1,277
      June 30, 2001                                                              2,590
      After  June 30, 2001                                                       3,966
                                                                                ------

       Total certificates of deposit with balances of $100,000 or more         $13,298
                                                                                ======

----------------------------

(1)  Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:

                                                Year ended June 30,
                                  2000                1999                 1998
                                  ----                ----                 ----
                                             (Dollars in thousands)
  Beginning balance             $100,954            $ 93,477             $ 89,752
  Deposits                       277,401             197,010              120,166
  Withdrawals                   (272,254)           (193,307)            (119,802)
  Interest credited                3,906               3,774                3,361
                                 -------             -------              -------
  Ending balance                $110,007            $100,954             $ 93,477
                                 =======             =======              =======

  Net increase                  $  9,053            $  7,477             $  3,725
                                 =======             =======              =======
  Percent increase                  9.00%               8.00%                4.15%
                                    ====                ====                 ====


         Borrowings. American's other sources of funds include advances from the FHLB. As a member of the FHLB of Cincinnati, American is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth certain information as to American's FHLB advances and ASB's other borrowings at the dates indicated:

                                                                          At June 30,
                                                     2000                     1999                   1998
                                                     ----                     ----                   ----
                                                                   (Dollars in thousands)
FHLB advances                                        $7,790                 $5,823                 $4,354
Weighted  average  interest  rate  of FHLB
   advances                                           5.85%                   5.06%                  5.16%

Other borrowed money                                 $   -                  $    -                 $2,500
Weighted  average  interest  rate of other
   borrowed money                                        -%                      -%                  8.50%



         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                                                        Year ended June 30,
                                                     2000                     1999                     1998
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
FHLB advances:
   Maximum balance                                   $7,807                   $5,841                   $4,354
   Average balance                                   $6,884                   $5,454                   $3,130
   Weighted average interest rate                     5.72%                     5.10%                    5.90%

Other borrowed money:
   Maximum balance                                   $   -                    $2,500                   $2,500
   Average balance                                   $   -                    $  438                   $  378
   Weighted average interest rate                        -%                     8.44%                    8.84%


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

Subsidiary Activities

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 2000, the stock held by the service corporation had a book value of $15,000. Additionally, ASL maintains an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $33,000 at June 30, 2000.

Personnel

         As of June 30, 2000, American had 23 full-time employees and eight part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and retirement plan benefits. None of the employees of American are represented by a collective bargaining unit.

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

         As a federal savings association, American is subject to regulatory oversight by the OTS and, because American's deposits are insured by the FDIC, American is also subject to examination and regulation by the FDIC. American must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether American is in compliance with various regulatory requirements and is operating in a safe and sound manner. American is a member of the FHLB of Cincinnati.

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including ASB. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking. The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which ASB and American currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Office of Thrift Supervision

         Regulatory Capital Requirements. American is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of American includes a general loan loss allowance of $723,000 at June 30, 2000. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. American's capital at June 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

         Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of American at June 30, 2000, was approximately $23.6 million, or 20.5%, and exceeded the applicable 4.0% percentage liquidity requirement by approximately $19.0 million.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At June 30, 2000, American qualified as a QTL.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 2000, American was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 2000.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

         Holding Company Regulation. As a savings and loan holding company within the meaning of the HOLA, ASB has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

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

         As a unitary savings and loan holding company in existence on May 4, 1999, ASB generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2000, American met the QTL test.

         Federal Regulation of Acquisitions of Control of ASB and American. In addition to the Ohio law limitations on the merger and acquisition of ASB, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of American or ASB without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

Federal Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At June 30, 2000, American was in compliance with the reserve requirements.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. American was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $733,000 at June 30, 2000.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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

         American's average gross receipts for the three tax years ending on June 30, 2000, is $9.1 million, and, as a result, American does not qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2000, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $3.9 million of accumulated earnings and profits for tax purposes as of June 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of American have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American.

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

         In computing its tax under the net worth method, ASB may exclude 100% of its investment in the capital stock of American, as reflected on the balance sheet of ASB in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of American. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, ASB may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the taxable book net worth, and for tax year 2000 and years thereafter, the tax will be 1.3% of the taxable book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.           Description of Property

                  American owns the properties at 503 and 907 Chillicothe Street, Portsmouth, Ohio, on which its main and branch offices are located. At June 30, 2000, the net book value of these properties, including the buildings was $805,000, and American's office premises and equipment had a total net book value of $1.4 million. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

                                     PART II

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable

Item 5.           Market for Common Equity and Related Stockholder Matters

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 2000 (the "Annual
Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.           Consolidated Financial Statements

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 21, 2000, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control  Persons;
                  Compliance  with Section 16(a) of the Exchange Act

                  The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

                                  ASB FINANCIAL CORP.


                                  By /s/ Robert M. Smith
                                    ---------------------------------
                                     Robert M. Smith
                                     President and Director
                                     (Principal Executive Officer and Principal
                                      Financial Officer)

                                     Date: September 26, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Gerald R. Jenkins                           By  /s/ Lee O. Fitch
  ------------------------------------               ------------------
    Gerald R. Jenkins                                  Lee O. Fitch
    Director and Chairman of the Board                 Director


Date: September 26, 2000                           Date: September 26, 2000



By  /s/ William J. Burke                           By /s/ Louis M. Schoettle
  ------------------------------------               -----------------------
    William J. Burke                                   Louis M. Schoettle
    Director                                           Director


Date: September 26, 2000                           Date: September 26, 2000

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER         DESCRIPTION

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

     10.2        American Savings Bank, fsb Recognition and Retention Plan     Incorporated by reference to the 1996
                 and Trust Agreement                                           Form 10-KSB, Exhibit 10.2

     13          2000 Annual Report to Shareholders

     20          Proxy Statement for 2000 Annual Meeting

     21          Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 21

     27          Financial Data Schedule