Form 10QSB
period 2000-09-30
ASB FINANCIAL CORP /OH
filed 2000-11-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               ----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    0-25906
                       --------------

                               ASB FINANCIAL CORP.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Ohio                                          31-1429488
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  503 Chillicothe Street Portsmouth, Ohio 45662
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (740) 354-3177
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 6, 2000 - 1,569,558 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]



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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $  3,557            $    917
Interest-bearing deposits in other financial institutions                                     1,797               4,152
                                                                                            -------             -------
         Cash and cash equivalents                                                            5,354               5,069

Investment securities available for sale - at market                                         19,423              19,112
Mortgage-backed securities available for sale - at market                                     8,279               8,616
Loans receivable - net                                                                       97,414              95,084
Office premises and equipment - at depreciated cost                                           1,386               1,366
Federal Home Loan Bank stock - at cost                                                          747                 733
Accrued interest receivable on loans                                                             60                  63
Accrued interest receivable on mortgage-backed securities                                        62                  59
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     307                 355
Prepaid expenses and other assets                                                               512                 542
Prepaid federal income taxes                                                                    128                 228
Deferred federal income tax assets                                                              478                 671
                                                                                            -------             -------

         Total assets                                                                      $134,150            $131,898
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $112,526            $110,007
Advances from the Federal Home Loan Bank                                                      6,282               7,790
Advances by borrowers for taxes and insurance                                                    89                 173
Accrued interest payable                                                                        839                  89
Other liabilities                                                                             1,353               1,258
                                                                                            -------             -------
         Total liabilities                                                                  121,089             119,317

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, authorized 4,000,000 shares without par or stated value;
    1,746,924 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,454               8,454
  Retained earnings, restricted                                                               7,976               7,870
  Shares acquired by stock benefit plans                                                     (1,059)             (1,059)
  Accumulated comprehensive loss, unrealized losses
    on securities designated as available for sale, net of related tax effects                 (218)               (592)
  Less 177,366 shares of treasury stock - at cost                                            (2,092)             (2,092)
                                                                                            -------             -------
         Total shareholders' equity                                                          13,061              12,581
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $134,150            $131,898
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)

                                                                                                 2000              1999
Interest income
  Loans                                                                                        $1,989            $1,668
  Mortgage-backed securities                                                                      153               156
  Investment securities                                                                           401               386
  Interest-bearing deposits and other                                                               5                11
                                                                                                -----             -----
         Total interest income                                                                  2,548             2,221

Interest expense
  Deposits                                                                                      1,453             1,215
  Borrowings                                                                                      116                74
                                                                                                -----             -----
         Total interest expense                                                                 1,569             1,289
                                                                                                -----             -----

         Net interest income                                                                      979               932

Provision for losses on loans                                                                      -                  1
                                                                                                -----             -----

         Net interest income after provision
           for losses on loans                                                                    979               931

Other income
  Gain on sale of investment securities                                                            25                -
  Other  operating                                                                                 82                72
                                                                                                -----             -----
         Total other income                                                                       107                72

General, administrative and other expense
  Employee compensation and benefits                                                              392               372
  Occupancy and equipment                                                                          44                24
  Federal deposit insurance premiums                                                                7                15
  Franchise taxes                                                                                  51                51
  Data processing                                                                                  85                69
  Other operating                                                                                 122                94
                                                                                                -----             -----
         Total general, administrative and other expense                                          701               625
                                                                                                -----             -----

         Earnings before income taxes                                                             385               378

Federal income taxes
  Current                                                                                         107               119
  Deferred                                                                                         -                (14)
                                                                                                -----             -----
         Total federal income taxes                                                               107               105
                                                                                                -----             -----

         NET EARNINGS                                                                          $  278            $  273
                                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                                 $.18              $.17
                                                                                                  ===               ===

           Diluted                                                                               $.18              $.17
                                                                                                  ===               ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2000                1999
Net earnings                                                                                  $ 278                $273

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period,
    net of tax of $201 and $(115) in 2000 and 1999, respectively                                391                (224)

Reclassification adjustment for realized gains included in earnings,
  net of tax of $8 in 2000                                                                      (17)                 -
                                                                                               ----                 ---

Comprehensive income                                                                          $ 652                $ 49
                                                                                               ====                 ===

Accumulated comprehensive income (loss)                                                       $(218)               $ 41
                                                                                               ====                 ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                  $  278            $  273
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (47)                6
    Amortization of deferred loan origination fees                                                (15)              (29)
    Depreciation and amortization                                                                  30                24
    Federal Home Loan Bank stock dividends                                                        (14)              (14)
    Provision for losses on loans                                                                  -                  1
    Gain on sale of investment securities                                                         (25)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  48               (21)
      Prepaid expenses and other assets                                                            30               209
      Accrued interest payable                                                                    750               595
      Other liabilities                                                                            95                88
      Federal income taxes
        Current                                                                                   100               118
        Deferred                                                                                   -                (14)
                                                                                                -----             -----
         Net cash provided by operating activities                                              1,230             1,236

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 255                -
  Proceeds from sale of investment securities                                                      26                -
  Purchase of investment securities                                                                -               (765)
  Principal repayments on mortgage-backed securities                                              384               652
  Purchase of loans                                                                              (972)               -
  Loan principal repayments                                                                     4,242             4,206
  Loan disbursements                                                                           (5,585)           (8,037)
  Purchase of office premises and equipment                                                       (50)             (202)
  Decrease in certificates of deposit in other financial institutions - net                        -                  1
                                                                                                -----             -----
         Net cash used in investing activities                                                 (1,700)           (4,145)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,519             1,232
  Proceeds from Federal Home Loan Bank advances                                                    -              1,500
  Repayment of Federal Home Loan Bank advances                                                 (1,508)           (1,508)
  Advances by borrowers for taxes and insurance                                                   (84)              (85)
  Dividends paid on common shares                                                                (172)           (1,822)
  Proceeds from exercise of stock options                                                          -                 61
  Purchase of treasury stock                                                                       -               (587)
                                                                                                -----             -----
         Net cash provided by (used in) financing activities                                      755            (1,209)
                                                                                                -----             -----

Net increase (decrease) in cash and cash equivalents                                              285            (4,118)

Cash and cash equivalents at beginning of period                                                5,069             7,566
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $5,354            $3,448
                                                                                                =====             =====

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2000              1999
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                          $819             $ 694
                                                                                                  ===              ====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                         $374             $(224)
                                                                                                  ===              ====


                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 49,633 unallocated ESOP shares, totaled 1,519,925 for the three month period ended September 30, 2000. Weighted-average common shares deemed outstanding, which give effect to 62,795 unallocated ESOP shares, totaled 1,577,463 for the three month period ended September 30, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,519,925 for the three month period ended September 30, 2000, and 1,600,851 for the three month period ended September 30, 1999, respectively.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 23,388 for the three month period ended September 30, 1999. Options to purchase 164,557 shares of common stock with a weighted-average exercise price of $10.08 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents for the three months ended September 30, 2000, because their exercise prices were greater than the average market price of the common shares.

                               ASB Financial Corp.

             For the three months ended September 30, 2000 and 1999


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

    The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial statements.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2000 to September 30,
2000

At September 30, 2000, the Corporation's assets totaled $134.2 million, an increase of $2.3 million, or 1.7%, over the balance of total assets at June 30, 2000. The increase in assets was funded primarily by growth in deposits of $2.5 million, which was partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances totaling $1.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and certificates of deposit) increased by $285,000 from June 30, 2000 levels, to a total of $5.4 million at September 30, 2000. Investment securities totaled $19.4 million at September 30, 2000, an increase of $311,000, or 1.6%, over June 30, 2000 levels. During the three months ended September 30, 2000, net unrealized losses decreased by $512,000.

Mortgage-backed securities totaled $8.3 million at September 30, 2000, a decrease of $337,000, or 3.9%, from the total at June 30, 2000. The decrease was due primarily to principal repayments of $384,000, which were offset by a decline in net unrealized losses totaling $55,000 for the quarter.

Loans receivable increased by $2.3 million, or 2.5%, during the three month period ended September 30, 2000, to a total of $97.4 million. Loan disbursements and purchases amounted to $6.6 million and were partially offset by principal repayments of $4.2 million. The allowance for loan losses totaled $723,000 at both September 30, 2000 and June 30, 2000. Nonperforming and nonaccrual loans totaled $507,000 and $281,000 at September 30, 2000 and June 30, 2000,
respectively. The allowance for loan losses represented 142.6% and 257.3% of nonperforming loans as of September 30, 2000 and June 30, 2000, respectively. Although management believes that its allowance for loan losses at September 30, 2000, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $112.5 million at September 30, 2000, an increase of $2.5 million, or 2.3%, over June 30, 2000 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the FHLB totaled $6.3 million at September 30, 2000, a decrease of $1.5 million, or 19.4%, compared to June 30, 2000.

Shareholders' equity totaled $13.1 million at September 30, 2000, an increase of $480,000, or 3.8%, over June 30, 2000 levels. The increase resulted primarily from a decrease in unrealized losses on securities designated as available for sale of $374,000, and net earnings of $278,000, which were partially offset by dividends on common shares totaling $172,000 for the quarter.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2000, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999

General

Net earnings amounted to $278,000 for the three months ended September 30, 2000, an increase of $5,000, or 1.8%, compared to the $273,000 of net earnings reported for the same period in 1999. The increase in earnings resulted primarily from a $47,000 increase in net interest income and a $35,000 increase in other income, which were partially offset by a $76,000 increase in general, administrative and other expense.

Net Interest Income

Net interest income increased by $47,000, or 5.0%, for the three months ended September 30, 2000, compared to the 1999 period. Interest income on loans increased by $321,000, or 19.2%, during the three month period ended September 30, 2000, compared to the 1999 period, due primarily to an $11.9 million increase in the average portfolio balance outstanding and a 36 basis point increase in the weighted average interest rate year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $6,000, or 1.1%, due primarily to a 52 basis point increase in the weighted average interest rate year to year, which was partially offset by a $2.4 million decrease in the average balance of the related assets.

Interest expense on deposits increased by $238,000, or 19.6%, due primarily to an increase of approximately $9.7 million in the average balance of deposits outstanding, coupled with a 44 basis point increase in the weighted average interest rate year to year. Interest expense on borrowings increased by $42,000, or 56.8%, due primarily to a 150 basis point increase in the average cost of borrowings, and a $1.2 million increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management determined that the allowance for loan losses was adequate and did not record a provision for losses on loans for the three month period ended September 30, 2000. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $35,000, or 48.6%, for the three months ended September 30, 2000, compared to the same period in 1999, due primarily to a $25,000 gain on the sale of investment securities, coupled with a $10,000, or 13.9%, increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $76,000, or 12.2%, during the three months ended September 30, 2000, compared to the same period in 1999. This increase resulted primarily from a $20,000, or 5.4%, increase in employee compensation and benefits, a $20,000, or 83.3%, increase in occupancy and equipment expense, a $16,000, or 23.2%, increase in data processing expense, and a $28,000, or 29.8%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to an increase in staffing levels including the addition of a chief financial officer. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with a new drive-through location and the new computer hardware purchased during fiscal 2000. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year. The increase in other operating expense relates primarily to amortization associated with the Corporation's participation in a low income housing partnership.

Federal Income Taxes

The provision for federal income taxes totaled $107,000 for the three months ended September 30, 2000, an increase of $2,000, or 1.9%, compared to the same period in 1999. This increase resulted primarily from the growth in net earnings before taxes of $7,000, or 1.9%, offset by the effects of tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rate was 27.8% for the three months ended September 30, 2000 and 1999.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On October 25, 2000, the Corporation held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. The shareholders elected five directors to terms expiring in 2001 by the following votes:

                                              For                     Against

          William J. Burke                 1,291,149                  12,613

          Lee O. Fitch                     1,288,685                  15,077

          Gerald R. Jenkins                1,291,149                  12,613

          Louis M. Schoettle               1,291,149                  12,613

          Robert M. Smith                  1,291,149                  12,613

          The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2001 fiscal year by the following vote:

          For:  1,298,499           Against:  1,780            Abstain:  3,483

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None.

         Exhibits:
           27 Financial data schedule for the three months ended September 30, 2000.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       November 10, 2000             By:/s/Robert M. Smith
       --------------------------            ---------------------------------
                                             Robert M. Smith
                                             President, Chief Executive Officer
                                             and principal financial officer