Form 10QSB
period 2000-12-31
ASB FINANCIAL CORP /OH
filed 2001-02-13
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2000
                               -----------------------------------------------

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 9, 2001 - 1,559,858 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $    709            $    917
Interest-bearing deposits in other financial institutions                                     4,258               4,152
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,967               5,069

Investment securities available for sale - at market                                         20,336              19,112
Mortgage-backed securities available for sale - at market                                     8,151               8,616
Loans receivable - net                                                                       97,450              95,084
Office premises and equipment - at depreciated cost                                           1,396               1,366
Federal Home Loan Bank stock - at cost                                                          761                 733
Accrued interest receivable on loans                                                            118                  63
Accrued interest receivable on mortgage-backed securities                                        60                  59
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     350                 355
Prepaid expenses and other assets                                                               477                 542
Prepaid federal income taxes                                                                    319                 228
Deferred federal income tax assets                                                              141                 671
                                                                                            -------             -------

         Total assets                                                                      $134,526            $131,898
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $114,088            $110,007
Advances from the Federal Home Loan Bank                                                      4,774               7,790
Advances by borrowers for taxes and insurance                                                   164                 173
Accrued interest payable                                                                        128                  89
Other liabilities                                                                             1,145               1,258
                                                                                            -------             -------
         Total liabilities                                                                  120,299             119,317

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                              -                  -
  Common stock, authorized 4,000,000 shares without par or stated value;
    1,746,924 shares issued                                                                       -                  -
  Additional paid-in capital                                                                  8,535               8,454
  Retained earnings, restricted                                                               8,245               7,870
  Shares acquired by stock benefit plans                                                       (834)             (1,059)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale, net of related tax effects                  437                (592)
  Less 184,566 and 177,366 shares of treasury stock, respectively - at cost                  (2,156)             (2,092)
                                                                                            -------             -------
         Total shareholders' equity                                                          14,227              12,581
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $134,526            $131,898
                                                                                            =======             =======


                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                        For the six months           For the three months
                                                                          ended December 31,           ended December 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $4,013       $3,437          $2,024       $1,769
  Mortgage-backed securities                                              295          307             142          151
  Investment securities                                                   811          757             410          371
  Interest-bearing deposits and other                                       2            9               1            4
                                                                        -----        -----           -----        -----
         Total interest income                                          5,121        4,510           2,577        2,295

Interest expense
  Deposits                                                              3,001        2,445           1,548        1,230
  Borrowings                                                              221          162             105           88
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,222        2,607           1,653        1,318
                                                                        -----        -----           -----        -----

         Net interest income                                            1,899        1,903             924          977

Provision for losses on loans                                              -             1              -            -
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              1,899        1,902             924          977

Other income
  Gain on sale of investment securities                                    52           -               27           -
  Other operating                                                         184          155              98           77
                                                                        -----        -----           -----        -----
         Total other income                                               236          155             125           77

General, administrative and other expense
  Employee compensation and benefits                                      778          748             386          376
  Occupancy and equipment                                                  88           52              44           28
  Federal deposit insurance premiums                                       14           29               7           14
  Franchise taxes                                                          76           88              25           37
  Data processing                                                         168          145              83           76
  Other operating                                                         267          252             145          158
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,391        1,314             690          689
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     744          743             359          365

Federal income taxes
  Current                                                                 205          212              98           93
  Deferred                                                                 -            (1)             -            13
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       205          211              98          106
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  539       $  532          $  261       $  259
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.36         $.34            $.18         $.17
                                                                          ===          ===             ===          ===

           Diluted                                                       $.35         $.34            $.17         $.17
                                                                          ===          ===             ===          ===


                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                               For the six months           For the three months
                                                                ended December 31,            ended December 31,
                                                              2000            1999           2000           1999
Net earnings                                                $  539           $ 532           $261          $ 259

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $548, $(268),
    $347 and $(152) during the respective periods            1,063            (520)           673           (296)

Reclassification adjustment for realized gains included
  in earnings, net of taxes of $18 and $9 during the six
  and three month periods ended  December 31, 2000,
  respectively                                                 (34)             -             (18)            -
                                                             -----            ----            ---           ----

Comprehensive income (loss)                                 $1,568           $  12           $916          $ (37)
                                                             =====            ====            ===           ====

Accumulated comprehensive income (loss)                     $  437           $(255)          $437          $(255)
                                                             =====            ====            ===           ====

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   539           $   532
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (37)               16
    Amortization of deferred loan origination fees                                                (29)              (28)
    Depreciation and amortization                                                                  60                52
    Amortization of expense related to stock benefit plans                                        306               325
    Provision for losses on loans                                                                  -                  1
    Federal Home Loan Bank stock dividends                                                        (28)              (28)
    Gain on sale of investment securities                                                         (52)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (51)              (10)
      Prepaid expenses and other assets                                                            65               257
      Other liabilities                                                                           (74)             (101)
      Federal income taxes
        Current                                                                                   (91)               79
        Deferred                                                                                   -                 (1)
                                                                                               ------            ------
         Net cash provided by operating activities                                                608             1,094

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                                -               (765)
  Proceeds from maturity of investment securities                                                 255                -
  Proceeds from sale of investment securities                                                      53                -
  Principal repayments on mortgage-backed securities                                              581               955
  Loan principal repayments                                                                     9,620             8,563
  Loan disbursements                                                                          (11,957)          (16,048)
  Purchase of office equipment                                                                    (90)             (280)
  Decrease in certificates of deposit in other financial institutions - net                        -                 99
                                                                                               ------            ------
         Net cash used in investing activities                                                 (1,538)           (7,476)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              4,081             1,957
  Proceeds from Federal Home Loan Bank advances                                                    -              7,500
  Repayment of Federal Home Loan Bank advances                                                 (3,016)           (5,516)
  Advances by borrowers for taxes and insurance                                                    (9)              (16)
  Purchase of treasury stock                                                                      (64)             (649)
  Proceeds from exercise of stock options                                                          -                 61
  Dividends paid on common stock                                                                 (164)           (1,792)
                                                                                               ------            ------
         Net cash provided by financing activities                                                828             1,545
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                        (102)           (4,837)

Cash and cash equivalents at beginning of period                                                5,069             7,566
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 4,967           $ 2,729
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  225            $  157
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,183            $2,598
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $1,029            $ (520)
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month periods ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 37,209 unallocated ESOP shares, totaled 1,517,630 and 1,515,335 for the six and three-month periods ended December 31, 2000. Weighted-average common shares deemed outstanding, which give effect to 51,432 unallocated ESOP shares, totaled 1,561,834 and 1,546,206 for the six and three-month periods ended December 31, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,545,384 and 1,540,201 for the six and three-month periods ended December 31, 2000, and 1,578,686 and 1,556,030 for the six and three-month periods ended December 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options totaled 27,754 and 24,866 shares for the six and three-month periods ended December 31, 2000 and 16,852 and 9,824 shares for the six and three-month periods ended December 31, 1999.

                               ASB Financial Corp.

          For the six and three months ended December 31, 2000 and 1999


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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is not expected to have a material effect on the Corporation's financial position or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2000 to December 31,
2000

At December 31, 2000, the Corporation's assets totaled $134.5 million, an increase of $2.6 million, or 2.0%, over total assets at June 30, 2000. The increase in assets was funded primarily by growth in deposits of $4.1 million and a $1.6 million increase in shareholders' equity, which were partially offset by a $3.0 million decrease in advances from the Federal Home Loan Bank ("FHLB").

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $102,000, or 2.0%, from June 30, 2000 levels, to a total of $5.0 million at December 31, 2000. Investment securities totaled $20.3 million at December 31, 2000, an increase of $1.2 million, or 6.4%, over June 30, 2000 levels. During the six month period ended December 31, 2000, unrealized gains on available for sale securities increased by $1.4 million.

Mortgage-backed securities totaled $8.2 million at December 31, 2000, a decrease of $465,000, or 5.4%, from the total at June 30, 2000. The decrease was due primarily to principal repayments of $581,000, which were partially offset by a decline in net unrealized losses totaling $132,000 for the quarter.

Loans receivable increased by $2.4 million, or 2.5%, during the six month period ended December 31, 2000, to a total of $97.5 million. Loan disbursements amounted to $12.0 million and were partially offset by principal repayments of $9.6 million. The allowance for loan losses totaled $719,000 and $723,000 at December 31, 2000 and June 30, 2000, respectively. Nonperforming and nonaccrual loans totaled $694,000 and $281,000 at December 31, 2000 and June 30, 2000, respectively. The allowance for loan losses represented 103.6% and 257.3% of nonperforming loans as of December 31, 2000 and June 30, 2000, respectively. Although management believes that its allowance for loan losses at December 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $114.1 million at December 31, 2000, an increase of $4.1 million, or 3.7%, over June 30, 2000 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing and pricing strategies. Proceeds from deposit growth were generally used to fund new loan originations and repay advances from the FHLB.

Advances from the FHLB totaled $4.8 million at December 31, 2000, a decrease of $3.0 million, or 38.7%, compared to June 30, 2000.

Shareholders' equity totaled $14.2 million at December 31, 2000, an increase of $1.6 million, or 13.1%, over June 30, 2000 levels. The increase resulted primarily from a $1.0 million increase in unrealized gains on securities designated as available for sale and net earnings of $539,000, which were partially offset by dividends on common shares totaling $164,000 for the six-month period.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2000, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999

General

Net earnings amounted to $539,000 for the six months ended December 31, 2000, an increase of $7,000, or 1.3%, compared to the $532,000 of net earnings reported for the same period in 1999. The increase in earnings resulted primarily from an $81,000 increase in other income and a $6,000 decrease in the provision for federal income taxes, which were partially offset by a $4,000 decrease in net interest income and a $77,000 increase in general, administrative and other expense.

Net Interest Income

Net interest income decreased by $4,000, or 0.2%, for the six months ended December 31, 2000, compared to the 1999 period. Interest income on loans increased by $576,000, or 16.8%, during the six-month period ended December 31, 2000, compared to the 1999 period, due primarily to an approximate $10.4 million increase in the average portfolio balance outstanding and a 33 basis point increase in the weighted-average interest rate year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $35,000, or 3.3%, due primarily to a 24 basis point increase in the weighted-average interest rate year to year, which was partially offset by a $110,000 decrease in the average balance of the related assets.

Interest expense on deposits increased by $556,000, or 22.7%, due primarily to an increase of approximately $10.2 million in the average balance of deposits outstanding, coupled with a 56 basis point increase in the weighted-average interest rate year to year. Interest expense on borrowings increased by $59,000, or 36.4%, due primarily to a 101 basis point increase in the average cost of borrowings, and a $900,000 increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management determined that the allowance for loan losses was adequate and did not record a provision for losses on loans for the six-month period ended December 31, 2000. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $81,000, or 52.3%, for the six months ended December 31, 2000, compared to the same period in 1999, due primarily to a $52,000 gain on the sale of investment securities, coupled with a $29,000, or 18.7%, increase in other operating income, due primarily to increased service fees on ATM and other account transactions, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $77,000, or 5.9%, during the six months ended December 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $30,000, or 4.0%, increase in employee compensation and benefits, a $36,000, or 69.2%, increase in occupancy and equipment expense, a $23,000, or 15.9%, increase in data processing expense and a $15,000, or 6.0%, increase in other operating expense, which were partially offset by a $15,000, or 51.7%, decrease in FDIC premiums and a $12,000, or 13.6%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to an increase in staffing levels including the hiring of a chief financial officer. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with a new drive-through location and the new computer hardware purchased during fiscal 2000. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year. The decrease in FDIC insurance premiums and franchise tax expense is due to a reduction in FDIC premium rates and a decrease in shareholders' equity in prior periods. The increase in other operating expense relates primarily to higher amortization expense associated with the Corporation's participation in a low income housing partnership.

Federal Income Taxes

The provision for federal income taxes totaled $205,000 for the six months ended December 31, 2000, a decrease of $6,000, or 2.8%, compared to the same period in 1999. This decrease resulted primarily from the effects of additional tax credits from the Savings Bank's investment in a low-income housing partnership. The effective tax rate was 27.6% and 28.4% for the six months ended December 31, 2000 and 1999, respectively.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

General

Net earnings amounted to $261,000 for the three months ended December 31, 2000, an increase of $2,000, or 0.8%, compared to the $259,000 of net earnings reported for the same period in 1999. The increase in earnings resulted primarily from a $48,000 increase in other income and an $8,000 decrease in the provision for federal income taxes, which were partially offset by a $53,000 decrease in net interest income.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

Net Interest Income

Net interest  income  decreased by $53,000,  or 5.4%, for the three months ended
December 31, 2000, compared to the 1999 period. Interest income on loans increased by $255,000, or 14.4%, during the three-month period ended December 31, 2000, compared to the 1999 period, due primarily to an approximate $8.9 million increase in the average portfolio balance outstanding and a 35 basis point increase in the weighted average interest rate year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $27,000, or 5.1%, due primarily to a 22 basis point increase in the weighted-average interest rate year to year, and a $580,000 increase in the average balance of the related assets.

Interest expense on deposits increased by $318,000, or 25.9%, due primarily to an increase of approximately $10.8 million in the average balance of deposits outstanding, coupled with a 66 basis point increase in the weighted-average interest rate year to year. Interest expense on borrowings increased by $17,000, or 19.3%, due primarily to a 73 basis point increase in the average cost of borrowings, and a $340,000 increase in the average balance of borrowings outstanding.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management determined that the allowance for loan losses was adequate and did not record a provision for losses on loans for the three-month periods ended December 31, 2000 and 1999. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $48,000, or 62.3%, for the three months ended December 31, 2000, compared to the same period in 1999, due primarily to a $27,000 gain on the sale of investment securities, coupled with a $21,000, or 27.3%, increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor.

General, Administrative and Other Expense

General, administrative and other expense increased by $1,000, or 0.1%, during the three months ended December 31, 2000, compared to the same period in 1999. This increase was comprised primarily of a $10,000, or 2.7%, increase in employee compensation and benefits, a $16,000, or 57.1%, increase in occupancy and equipment expense and a $7,000, or 9.2%, increase in data processing expense, which were partially offset by a $7,000, or 50.0%, decrease in FDIC premiums, a $12,000, or 32.4%, decrease in franchise taxes and a $13,000, or 8.2%, decrease in other operating expense. The increase in employee compensation and benefits was due primarily to an increase in staffing levels including the hiring of a chief financial officer. The increase in occupancy and

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

General, Administrative and Other Expense (continued)

equipment expense reflects increased depreciation and maintenance costs associated with a new drive-through location and the new computer hardware purchased during fiscal 2000. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year. The decrease in FDIC insurance premiums and franchise tax expense is due to a reduction in FDIC premium rates and a decrease in shareholders' equity during the franchise tax assessment period. The decrease in other operating expense resulted primarily from management's overall effort to reduce overhead costs and improve operating efficiency.

Federal Income Taxes

The provision for federal income taxes totaled $98,000 for the three months ended December 31, 2000, a decrease of $8,000, or 7.5%, compared to the same period in 1999. This decrease resulted primarily from the decline in net earnings before taxes of $6,000, or 1.6%, and the effects of additional tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 27.3% and 29.0% for the three-month periods ended December 31, 2000 and 1999, respectively.

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

         Exhibits:                        None.

         Reports on Form 8-K:             None.

                               ASB Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     February 12, 2001              By:  /s/Robert M. Smith
       ------------------------               ---------------------------------
                                              Robert M. Smith
                                              President, Chief Executive Officer
                                              and principal financial officer