Form 10QSB
period 2001-03-31
ASB FINANCIAL CORP /OH
filed 2001-05-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                               -----------------------------------------------

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2001 - 1,532,658 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2001                2000
Cash and due from banks                                                                    $  3,315            $    917
Interest-bearing deposits in other financial institutions                                     1,273               4,152
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,588               5,069

Investment securities available for sale - at market                                         21,379              19,112
Mortgage-backed securities available for sale - at market                                     8,172               8,616
Loans receivable - net                                                                      100,081              95,084
Office premises and equipment - at depreciated cost                                           1,400               1,366
Federal Home Loan Bank stock - at cost                                                          774                 733
Accrued interest receivable on loans                                                            136                  63
Accrued interest receivable on mortgage-backed securities                                        58                  59
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     289                 355
Prepaid expenses and other assets                                                               562                 542
Prepaid federal income taxes                                                                    222                 228
Deferred federal income tax assets                                                              137                 671
                                                                                            -------             -------

         Total assets                                                                      $137,798            $131,898
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $117,178            $110,007
Advances from the Federal Home Loan Bank                                                      4,266               7,790
Advances by borrowers for taxes and insurance                                                   100                 173
Accrued interest payable                                                                        873                  89
Other liabilities                                                                             1,119               1,258
                                                                                            -------             -------
         Total liabilities                                                                  123,536             119,317

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, authorized 4,000,000 shares without par or stated value;
    1,746,924 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,535               8,454
  Retained earnings, restricted                                                               8,357               7,870
  Shares acquired by stock benefit plans                                                       (834)             (1,059)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale, net of related tax effects                  445                (592)
  Less 194,066 and 177,366 shares of treasury stock, respectively - at cost                  (2,241)             (2,092)
                                                                                            -------             -------
         Total shareholders' equity                                                          14,262              12,581
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $137,798            $131,898
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                       Nine months ended             Three months ended
                                                                            March 31,                     March 31,
                                                                       2001         2000              2001         2000
Interest income
  Loans                                                              $6,069       $5,256            $2,056       $1,819
  Mortgage-backed securities                                            441          457               146          150
  Investment securities                                               1,198        1,135               387          378
  Interest-bearing deposits and other                                     3           12                 1            3
                                                                      -----        -----             -----        -----
         Total interest income                                        7,711        6,860             2,590        2,350

Interest expense
  Deposits                                                            4,531        3,725             1,530        1,280
  Borrowings                                                            336          281               115          119
                                                                      -----        -----             -----        -----
         Total interest expense                                       4,867        4,006             1,645        1,399
                                                                      -----        -----             -----        -----

         Net interest income                                          2,844        2,854               945          951

Provision for losses on loans                                             1            1                 1           -
                                                                      -----        -----             -----        -----

         Net interest income after provision for
           losses on loans                                            2,843        2,853               944          951

Other income
  Gain (loss) on investment securities transactions                      85          (15)               33          (15)
  Other operating                                                       280          239                96           84
                                                                      -----        -----             -----        -----
         Total other income                                             365          224               129           69

General, administrative and other expense
  Employee compensation and benefits                                  1,172        1,147               394          399
  Occupancy and equipment                                               128           98                40           46
  Federal deposit insurance premiums                                     19           35                 5            6
  Franchise taxes                                                       121          139                45           51
  Data processing                                                       257          224                89           79
  Other operating                                                       376          356               109          104
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              2,073        1,999               682          685
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                 1,135        1,078               391          335

Federal income taxes
  Current                                                               312          345               107          133
  Deferred                                                               -           (44)               -           (43)
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     312          301               107           90
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  823       $  777            $  284       $  245
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.54         $.50              $.19         $.16
                                                                        ===          ===               ===          ===

           Diluted                                                     $.53         $.50              $.18         $.16
                                                                        ===          ===               ===          ===

                               ASB Financial Corp.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2001           2000            2001           2000
Net earnings                                                       $  823          $ 777            $284          $ 245

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period net of taxes (benefits) of $563, $(369),
    $15 and $(102) in each period, respectively                     1,093           (717)             30           (197)

Reclassification adjustment for realized (gains) losses
  included in earnings net of (taxes) benefits of $(29), $5
  $(11) and $5 in each period, respectively                           (56)            10             (22)            10
                                                                    -----           ----             ---           ----

Comprehensive income                                               $1,860          $  70            $292          $  58
                                                                    =====           ====             ===           ====

Accumulated comprehensive income (loss)                            $  445          $(442)           $445          $(442)
                                                                    =====           ====             ===           ====

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   823           $   777
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (45)               27
    Amortization of deferred loan origination fees                                                (40)              (35)
    Depreciation and amortization                                                                  90                79
    Amortization of expense related to stock benefit plans                                        306               326
    Provisions for losses on loans                                                                  1                 1
    (Gain) loss on investment securities transactions                                             (85)               15
    Federal Home Loan Bank stock dividends                                                        (41)              (42)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  (6)              (39)
      Prepaid expenses and other assets                                                           (20)              157
      Accrued interest payable                                                                    784               668
      Other liabilities                                                                          (139)              (57)
      Federal income taxes
        Current                                                                                     6               (58)
        Deferred                                                                                   -                (44)
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,634             1,775

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               4,749               970
  Proceeds from sales of investment securities                                                     86                -
  Purchase of investment securities                                                            (5,778)           (2,103)
  Principal repayments on mortgage-backed securities                                              821             1,102
  Loan principal repayments                                                                    13,952            12,359
  Loan disbursements                                                                          (18,910)          (21,565)
  Purchase of office premises and equipment                                                      (124)             (283)
  Decrease in certificates of deposit in other financial institutions - net                        -                194
  Redemption of Federal Home Loan Bank stock                                                       -                100
                                                                                               ------            ------
         Net cash used in investing activities                                                 (5,204)           (9,226)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              7,171             6,324
  Proceeds from Federal Home Loan Bank advances                                                 2,000             8,500
  Repayment of Federal Home Loan Bank advances                                                 (5,524)           (7,524)
  Advances by borrowers for taxes and insurance                                                   (73)              (79)
  Purchase of treasury stock                                                                     (149)             (914)
  Proceeds from the exercise of stock options                                                      -                 61
  Distributions paid on common stock                                                             (336)           (1,950)
                                                                                               ------            ------
         Net cash provided by financing activities                                              3,089             4,418
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                        (481)           (3,033)

Cash and cash equivalents at beginning of period                                                5,069             7,566
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 4,588           $ 4,533
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  355            $  442
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $4,123            $3,338
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                 $1,037            $ (707)
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2001 and 2000


    1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month periods ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 37,209 unallocated ESOP shares, totaled 1,518,211 and 1,519,705 for the nine and three month periods ended March 31, 2001. Weighted-average common shares outstanding, which give effect to 51,432 unallocated ESOP shares, totaled 1,555,130 and 1,544,662 for the nine and three month periods ended March 31, 2000.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,545,367 and 1,544,571 for the nine and three month periods ended March 31, 2001, respectively, and 1,561,562 and 1,544,662 for the nine and three month periods ended March 31, 2000, respectively.

     Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 27,156 and 24,866 for the nine and three month periods ended March 31, 2001, respectively, and 6,432 for the nine month period ended March 31, 2000. Options to purchase 164,557 shares of common stock with a weighted-average exercise price of $10.08 were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents for the three months ended March 31, 2000, because their exercise prices were greater than the average market price of the common shares.

                               ASB Financial Corp.

           For the nine and three months ended March 31, 2001 and 2000


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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001

At March 31, 2001, the Corporation's assets totaled $137.8 million, an increase of $5.9 million, or 4.5%, over total assets at June 30, 2000. The increase in assets was funded primarily by growth in deposits of $7.2 million and a $1.7 million increase in shareholders' equity, which were partially offset by a $3.5 million decrease in advances from the Federal Home Loan Bank ("FHLB").

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $481,000, or 9.5%, from June 30, 2000 levels, to a total of $4.6 million at March 31, 2001. Investment securities totaled $21.4 million at March 31, 2001, an increase of $2.3 million, or 11.9%, over June 30, 2000 levels. The increase resulted from purchases of securities totaling $5.8 million, which were partially offset by maturities of $4.7 million. During the nine month period ended March 31, 2001, unrealized gains on available for sale securities increased by $1.2 million.

Mortgage-backed securities totaled $8.2 million at March 31, 2001, a decrease of $444,000, or 5.2%, from the total at June 30, 2000. The decrease was due primarily to principal repayments of $821,000, which were partially offset by a decline in net unrealized losses totaling $387,000 for the period.

Loans receivable increased by $5.0 million, or 5.3%, during the nine month period ended March 31, 2001, to a total of $100.1 million. Loan disbursements amounted to $18.9 million and were partially offset by principal repayments of $14.0 million. During the nine months ended March 31, 2001, loans originated were comprised of $9.3 million of one- to four-family residential real estate, $8.1 million of commercial and nonresidential real estate and $1.5 million of consumer loans.

The allowance for loan losses totaled $716,000 and $723,000 at March 31, 2001 and June 30, 2000, respectively. Nonperforming and nonaccrual loans totaled $689,000 and $281,000 at March 31, 2001 and June 30, 2000, respectively. The allowance for loan losses represented 103.9% and 257.3% of nonperforming loans as of March 31, 2001 and June 30, 2000, respectively. At March 31, 2001, nonperforming loans were comprised of $580,000 of one- to four-family residential real estate and $109,000 in consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $117.2 million at March 31, 2001, an increase of $7.2 million, or 6.5%, over June 30, 2000 levels. The growth in deposits was primarily attributable to management's efforts to maintain a moderate rate of deposit growth through marketing and pricing strategies. Proceeds from deposit growth were generally used to fund new loan originations and repay advances from the FHLB.

Advances from the FHLB totaled $4.3 million at March 31, 2001, a decrease of $3.5 million, or 45.2%, compared to June 30, 2000.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001 (continued)

Shareholders' equity totaled $14.3 million at March 31, 2001, an increase of $1.7 million, or 13.4%, over June 30, 2000 levels. The increase resulted primarily from a $1.0 million increase in unrealized gains on securities designated as available for sale and net earnings of $823,000, which were partially offset by dividends on common shares totaling $336,000 for the nine-month period.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2001, American's regulatory capital was well in excess of the minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000

General

Net earnings amounted to $823,000 for the nine months ended March 31, 2001, an increase of $46,000, or 5.9%, compared to the $777,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $141,000 increase in other income, which was partially offset by a $10,000 decrease in net interest income and a $74,000 increase in general, administrative and other expense.

Net Interest Income

Net interest income decreased by $10,000, or .4%, for the nine months ended March 31, 2001, compared to the 2000 period. Interest income on loans increased by $813,000, or 15.5%, during the nine-month period ended March 31, 2001, compared to the 2000 period, due primarily to an approximate $8.5 million increase in the average portfolio balance outstanding and a 42 basis point increase in the weighted-average yield year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $38,000, or 2.4%, due primarily to a 22 basis point increase in the weighted-average yield year to year, which was partially offset by a $2.3 million decrease in the average balance of the related assets.

Interest expense on deposits increased by $806,000, or 21.6%, due primarily to an increase of approximately $10.2 million in the average balance of deposits outstanding, coupled with a 52 basis point increase in the weighted-average cost of deposits year to year. Interest expense on borrowings increased by $55,000, or 19.6%, due primarily to a 106 basis point increase in the average cost of borrowings, which was offset by a $740,000 decrease in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $10,000, or .4%, to a total of $2.8 million for the nine months ended March 31, 2001. The interest rate spread amounted to approximately 2.48% for the nine months ended March 31, 2001, compared to 2.46% for the 2000 period, while the net interest margin decreased to approximately 2.93% in fiscal 2001, compared to 3.07% in fiscal 2000.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $1,000 for the nine-month period ended March 31, 2001. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $141,000, or 62.9%, for the nine months ended March 31, 2001, compared to the same period in 2000, due primarily to an $85,000 gain on the sale of investment securities, compared to a $15,000 loss on securities transactions in the 2000 period, coupled with a $41,000, or 17.2%, increase in other operating income. The increase in other operating income was due primarily to increased service fees on ATM and other account transactions, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor.

General, Administrative and Other Expense

General, administrative and other expense increased by $74,000, or 3.7%, during the nine months ended March 31, 2001, compared to the same period in 2000. This increase resulted primarily from a $25,000, or 2.2%, increase in employee compensation and benefits, a $30,000, or 30.6%, increase in occupancy and equipment expense, a $33,000, or 14.7%, increase in data processing expense and a $20,000, or 5.6%, increase in other operating expense, which were partially offset by a $16,000, or 45.7%, decrease in federal deposit insurance premiums and an $18,000, or 12.9%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to an increase in staffing levels, including the hiring of a chief financial officer, which was partially offset by a decrease in expense related to stock benefit plans. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with a new drive-through location and the new computer hardware purchased during fiscal 2000. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year. The decrease in federal deposit insurance premiums and franchise tax expense was due to a reduction in premium rates and a decrease in shareholders' equity in prior periods, respectively. The increase in other operating expense relates primarily to the amortization expense related to the Savings Bank's investment in a low-income housing partnership.

Federal Income Taxes

The provision for federal income taxes totaled $312,000 for the nine months ended March 31, 2001, an increase of $11,000, or 3.7%, compared to the same period in 2000. This increase resulted primarily from a corresponding increase in pre-tax income totaling $57,000, or 5.3%, which was partially offset by tax credits from the Savings Bank's investment in a low-income housing partnership. The effective tax rate was 27.5% and 27.9% for the nine months ended March 31, 2001 and 2000, respectively.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

General

Net earnings amounted to $284,000 for the three months ended March 31, 2001, an increase of $39,000, or 15.9%, compared to the $245,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $60,000 increase in other income and a $43,000 decrease in general, administrative and other expense, which were partially offset by a $6,000 decrease in net interest income and a $17,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $6,000, or .6%, for the three months ended March 31, 2001, compared to the 2000 period. Interest income on loans increased by $237,000, or 13.0%, during the three-month period ended March 31, 2001, compared to the 2000 period, due primarily to an approximate $7.7 million increase in the average portfolio balance outstanding and a 36 basis point increase in the weighted-average yield year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $3,000, or .6%, due primarily to a 25 basis point increase in the weighted-average yield year to year, which was partially offset by a $2.7 million decrease in the average balance of the related assets.

Interest expense on deposits increased by $250,000, or 19.5%, due primarily to an increase of approximately $10.8 million in the average balance of deposits outstanding, coupled with a 66 basis point increase in the weighted-average cost of deposits year to year. Interest expense on borrowings decreased by $4,000, or 3.4%, due primarily to a $1.1 million decrease in the average balance of borrowings outstanding, which was offset by a 114 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $6,000, or .6%, to a total of $945,000 for the three months ended March 31, 2001. The interest rate spread decreased to approximately 2.37% for the three months ended March 31, 2001, from 2.39% for the 2000 period, while the net interest margin decreased to approximately 2.88% in fiscal 2001, compared to 3.03% in 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $1,000 for the three-month period ended March 31, 2001 and recorded no provision for the three-month period ended March 31, 2000. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

Other Income

Other income increased by $60,000, or 87.0%, for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to a $33,000 gain on the sale of investment securities during the 2001 quarter, compared to a loss of $15,000 on investment securities transactions recorded in the 2000 quarter, coupled with a $12,000, or 14.3%, increase in other operating income. The increase in other operating income was due primarily to increased service fees on ATM and other account transactions during the period, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor.

General, Administrative and Other Expense

General, administrative and other expense decreased by $3,000, or .4%, during the three months ended March 31, 2001, compared to the same period in 2000. This decrease was comprised primarily of a $5,000, or 1.3%, decrease in employee compensation and benefits, a $6,000, or 13.0%, decrease in occupancy and equipment and a $6,000, or 11.8%, decrease in franchise taxes, which were partially offset by a $10,000, or 12.7%, increase in data processing expense and a $5,000, or 4.8%, increase in other operating expenses. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Corporation's overall growth year to year. The decrease in employee compensation and benefits was due to a decline in costs of stock benefit plans year to year, partially offset by an increase in staffing levels.

Federal Income Taxes

The provision for federal income taxes totaled $107,000 for the three months ended March 31, 2001, an increase of $17,000, or 18.9%, compared to the same period in 2000. This increase resulted primarily from the increase in net earnings before taxes of $56,000, or 16.7%, which were partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 27.4% and 26.9% for the three-month periods ended March 31, 2001 and 2000, respectively.

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





Date:       May 14, 2001              By:  /s/Robert M. Smith
       -----------------------             -----------------------------------
                                           Robert M. Smith
                                           President and Chief Executive Officer



Date:       May 14, 2001              By:  /s/Michael L. Gampp
       -----------------------             -----------------------------------
                                           Michael L. Gampp
                                           Chief Financial Officer