Form 10KSB
period 2001-06-30
ASB FINANCIAL CORP /OH
filed 2001-09-28
CIK 944304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2001
                                       OR

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



                 503 Chillicothe Street, Portsmouth, Ohio 45662
               (Address of principal executive offices) (zip code)

                           Issuer's telephone number:
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

                        Common Shares, without par value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X    No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended June 30, 2001, were $10.8 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq National Market, was $12.6 million on September 26, 2001.

     1,538,779 of the issuer's common shares were issued and outstanding on September 26, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.
      Part III of Form 10-KSB - Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

   Transitional Small Business Disclosure Format (check one): Yes       No X
                                                                  ----    ----

                                     PART I

Item 1.  Description of Business

General

         ASB Financial Corp. ("ASB"), an Ohio corporation formed in 1995, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of American Savings Bank, fsb ("American"), a federal savings bank. On May 10, 1995, ASB acquired all of the common shares issued by American upon its conversion from a mutual savings association to a stock savings association (the "Conversion").

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

Lending Activities

         General. American's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family residential real estate located in American's primary market area. American also offers loans, including construction loans, secured by multifamily properties containing five units or more and nonresidential properties. American also purchases interests in multifamily real estate loans and nonresidential real estate loans originated and serviced by other financial institutions. American does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, American originates commercial loans and consumer loans, including automobile loans, loans secured by deposit accounts, home improvement loans and a limited number of unsecured loans.

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information regarding the composition of American's loan portfolio at the dates indicated:

                                                                       At June 30,

                                                     2001                     2000                         1999
                                                     ----                     ----                         ----
                                                         Percent                    Percent                    Percent
                                                         of total                  of total                   of total
                                                 Amount    loans       Amount        loans        Amount        loans
                                                 ------   -------      ------       -------       ------        ------
                                                                        (Dollars in thousands)
Real estate loans:
    One- to four-family                        $ 71,817     67.6%     $65,278         67.4%      $60,810        70.4%
    Multifamily                                   3,452      3.2        3,160          3.3         3,404         3.9
    Nonresidential and land                      11,684     11.0       11,691         12.1         8,504         9.9
    Construction                                  1,649      1.6          992          1.0         2,162         2.5
    Home equity                                   5,366      5.0        5,863          6.0         4,971         5.8
                                                -------    -----       ------        -----        ------        -----
      Total real estate loans                    93,968     88.4       86,984         89.8        79,851        92.5
Commercial                                        8,094      7.6        5,842          6.0         2,485         2.9
Consumer and other loans:
    Passbook                                        594       .6          834           .9           615          .7
    Home improvement                              1,194      1.1        1,277          1.3         1,103         1.3
    Automobile                                    1,979      1.9        1,666          1.7         1,689         1.9
    Other                                           461       .4          322           .3           586          .7
                                                -------    -----       ------        -----        ------       -----
      Total consumer and other loans              4,228      4.0        4,099          4.2         3,993         4.6
                                                -------    -----       ------        -----        ------        ----

Total loans                                     106,290    100.0%      96,925        100.0%       86,329       100.0%
                                                           =====                     =====                     =====
Less:
    Loans in process                              2,065                 1,255                      2,966
    Net deferred loan origination fees and
      unearned discounts                            204                   203                        200
    Allowance for loan losses                       713                   723                        733
                                                -------                ------                     ------

Total loans net                                $103,308               $94,744                    $82,430
                                                =======                ======                     ======


         Loan Maturity. The following table sets forth the contractual maturity of American's total loans at June 30, 2001, before consideration of net items:

Due during the fiscal          One- to                                                 Consumer
year ending June 30,     four-family (1)(3) Multifamily (1) Nonresidential (1)(2)     and other               Total
--------------------     ------------------ --------------- ---------------------     ----------              -----
                                                                    (In thousands)
2002                          $ 2,628             $  235            $ 3,318               $  320           $  6,501
2003                            2,835                255              3,610                  350              7,050
2004                            3,058                276              3,928                  382              7,644
2005 - 2006                     6,857                623              8,922                  876             17,278
2007 - 2011                    22,461              2,063                  -                2,300             26,824
2012 - 2016                    32,805                  -                  -                    -             32,805
2017 and thereafter             8,188                  -                  -                    -              8,188
                               ------              -----             ------                -----            -------
     Total                    $78,832             $3,452            $19,778               $4,228           $106,290
                               ======              =====             ======                =====            =======


-----------------------------

(1)  Includes construction loans.

(2)  Includes land development and commercial loans.

(3)  Includes home equity loans.


         Loans Secured by One- to Four-Family Real Estate. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within

American's primary market area. A first mortgage on the underlying real estate and any improvements thereon secures each of such loans. At June 30, 2001, American's one- to four-family residential real estate loan portfolio, including certain construction loans secured by one- to four-family residences, was approximately $71.8 million, or 67.6% of total loans.

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

         American currently offers fixed-rate loans for terms of up to 30 years. Most of the fixed-rate loans in American's portfolio, however, have terms of 15 years or less.

         American also offers adjustable-rate residential real estate loans ("ARMs") for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on one-year and three-year ARMs presently originated by American are tied to the one-year and three-year U.S. Treasury securities rates or the Previously Occupied Homes index published by the Federal Home Loan Bank (the "FHLB"). The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on a three-year ARM is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

         Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 2001, American's home equity loans totaled $5.4 million, or 5% of total loans.

         Loans Secured by Multifamily Real Estate. American originates and purchases interests in loans secured by multifamily properties containing over four units. American originates multifamily loans with terms of up to 15 years and a maximum LTV of 75%. Approximately 50% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

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

         At June 30, 2001, loans secured by multifamily properties totaled approximately $3.5 million, or 3.2% of total loans, of which $1.7 million are participation interests purchased in loans originated by other financial institutions.

         Loans Secured by Nonresidential Real Estate and Land. At June 30, 2001, approximately $11.7 million, or 11.0% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel located in American's primary market area. Also included in American's nonresidential real estate loan portfolio is $3.9 million in participation interests which have been purchased in loans originated by other financial institutions.

         American has one land loan with a principal balance of $373,000 secured by developed land which has been subdivided for single-family home construction in Scioto County, Ohio. American occasionally originates loans for the construction of nonresidential real estate. At June 30, 2001, American had outstanding nonresidential real estate construction loans with an aggregate balance of $416,000.

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

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2001, construction loans, in the aggregate, totaled $1.6 million, or 1.6% of American's total loans. Approximately 65% of American's construction loans are secured by property in Scioto County, Ohio.

         Commercial Real Estate Loans. At June 30, 2001, approximately $8.1 million, or 7.6%, of American's total loans were commercial loans to businesses in American's primary market area. Commercial loans may be secured by inventory, accounts receivable or equity securities, or they may be unsecured.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependant on the income stream and successful operation of a business, which can be affected by economic conditions.

         Consumer and Other Loans. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and unsecured personal loans, and secured commercial loans, including a loan to an automobile dealer leasing group. Consumer loans, other than loans on deposits, are made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 2001, American had approximately $4.2 million, or 4% of total loans, invested in consumer and other loans.

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

         American's loan personnel take all loan applications for permanent real estate loans. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee. Any loan for more than $150,000 must be reviewed and approved by the full Board of Directors.

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

         Loan Originations, Purchases and Sales. Currently, American is originating both fixed-rate and ARM loans for its portfolio and not with the intention of selling such loans in the secondary market. The documentation for most of the loans in American's portfolio does not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). In fiscal 2001, American began to originate loans with documentation that conforms to the secondary market standards of the FHLMC and FNMA.

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

         The following table presents American's loan origination and purchase activity for the periods indicated:

                                                               Year ended June 30,
                                                      2001             2000             1999
                                                      ----             ----             ----
                                                                 (In thousands)
Loans originated:
  Adjustable-rate:
   One- to four-family real estate                  $ 3,616         $ 1,683           $ 3,104
   Multifamily real estate                              -               640               750
   Nonresidential real estate                         4,451           1,577             3,512
   Commercial                                         2,286           4,311             2,381
                                                     ------          ------            ------
    Total adjustable-rate                            10,353           8,211             9,747

  Fixed-rate:
   One- to four-family real estate                   11,830          18,048            17,517
   Nonresidential real estate                           155             821             1,644
   Commercial                                         3,492           -                 -
   Consumer                                           2,817           2,885             4,296
                                                     -------         ------            ------
    Total fixed-rate                                 18,294          21,754            23,457

Loans purchased                                       2,872           1,875               778
                                                     ------          ------            ------

    Total loans originated and purchased             31,519          31,840            33,982

Reductions:
   Principal repayments                              23,005          19,232            28,170
   Transfers from loans to real estate
    owned and repossessed assets                        -               -                 -
                                                     ------          ------            ------
     Total reductions                                23,005          19,232            28,170
Increase in other items, net (1)                         50              46                68
                                                     ------          ------            ------
Net increase                                        $ 8,564         $12,654           $ 5,880
                                                     ======          ======            ======

------------------------------

(1) Consists of loans in process, unearned discounts and deferred loan origination fees and the allowance for loan losses.


         Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable capital." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

         Based on the 15% limit, American was able to lend approximately $1.9 million to one borrower at June 30, 2001. The largest loan American had outstanding to one borrower at June 30, 2001, was $1.3 million. Such loan was secured by non-residential real estate and was current at June 30, 2001.

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

         Delinquent Loans, Nonperforming Assets and Classified Assets. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. Loan payments are due on the first day of the month with the portion of the payment applicable to interest to accrue during the current month. When loan payments have not been made by the thirtieth of the month, late notices are sent. If payment is not received by the sixtieth day, second notices are sent and telephone calls are made to the borrower. A real estate loan is assessed a late penalty of 3% as soon as the loan is more than 30 days delinquent. A consumer loan is assessed a penalty of 5% of the payment due once the loan is more than 15 days delinquent.

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

         The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                       At June 30, 2001
                       ----------------------------------------------------------------------------------------------------------
                        Residential real estate   Nonresidential real estate (2)     Consumer and other            Total
                       ------------------------   ------------------------------    ----------------------   --------------------
                       Number   Amount    % (1)   Number    Amount    % (1)         Number  Amount   % (1)  Number   Amount   % (1)
                       ------   ------   --       ------    ------    --            ------  ------  --      ------   ------  --
                                                                     (Dollars in thousands)
Loans delinquent for:
  30-59 days             29    $1,175    1.1%       4       $314       .3%            13     $358    .3%       46    $1,847   1.7%
  60-89 days              6       218     .2        -         -        -               7       32    -         13       250    .2
  90 days and over       12       562     .5        -         -        -              14       56    .1        26       618    .6
                         --     -----   ---        --        ---       --             --      ---    --        --     -----   ---
  Total delinquent
  loans                  47    $1,955    1.8%       4       $314       .3%            34     $446    .4%       84    $2,715   2.5%
                         ==     =====    ===       ==        ===       ==             ==      ===    ==        ==     =====   ===


                                                                       At June 30, 2000
                       ----------------------------------------------------------------------------------------------------------
                        Residential real estate   Nonresidential real estate (2)     Consumer and other            Total
                       ------------------------   ------------------------------    ----------------------   --------------------
                       Number   Amount    % (1)   Number    Amount    % (1)         Number  Amount   % (1)  Number   Amount   % (1)
                       ------   ------   --       ------    ------    --            ------  ------  --      ------   ------  --
                                                                     (Dollars in thousands)
Loans delinquent for:
  30-59 days             30    $1,426    1.5%       1       $ 41        -%            15     $282    .3%       46    $1,749   1.8%
  60-89 days              8       317     .3        -          -        -              5       68    .1        13       385    .4
  90 days and over        4       266     .3        -          -        -              6       15     -        10       281    .3
                         --     -----    ---       --        ---       --             --      ---    --        --     -----   ---
  Total delinquent
  loans                  42    $2,009    2.1%       1       $ 41        -%            26     $365    .4%       69    $2,415   2.5%
                         ==     =====    ===       ==        ===       ==             ==      ===    ==        ==     =====   ===


                                                                       At June 30, 1999
                       ----------------------------------------------------------------------------------------------------------
                        Residential real estate   Nonresidential real estate (2)     Consumer and other            Total
                       ------------------------   ------------------------------    ----------------------   --------------------
                       Number   Amount    % (1)   Number    Amount    % (1)         Number  Amount   % (1)  Number   Amount   % (1)
                       ------   ------   --       ------    ------    --            ------  ------  --      ------   ------  --
                                                                     (Dollars in thousands)
Loans delinquent for:
  30-59 days             28    $1,282    1.5%         -       $ -      -%             13     $259    .3%       41   $1,541   1.8%
  60-89 days              8       247     .3          -         -      -               9       85    .1        17      332    .4
  90 days and over       10       287     .3          -         -      -              10       92    .1        20      379    .4
                         --     -----    ---         --        --     --              --      ---    --        --    -----   ---
  Total delinquent
  loans                  46    $1,816    2.1%         -       $ -      -%             32     $436    .5%       78   $2,252   2.6%
                         ==     =====    ===         ==        ==     ==              ==      ===    ==        ==    =====   ===


----------------------------

(1)  Percentages correlate to total loans before net items.
(2)  Includes land loans.

        Nonperforming assets include nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual.

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:

                                                                       At June 30,
                                                         2001               2000              1999
                                                         ----               ----              ----
                                                                   (Dollars in thousands)
Nonaccrual loans                                         $493                $229              $261

Accruing loans delinquent
  90 days or more                                         125                  52               118
                                                          ---                 ---               ---

   Total nonperforming loans                              618                 281               379

Real estate acquired through foreclosure                    -                   -                 -
                                                          ---                 ---               ---

  Total nonperforming assets                             $618                $281              $379
                                                          ===                 ===               ===

  Allowance for loan losses                              $713                $723              $733
                                                          ===                 ===               ===

  Nonperforming assets as a percent
    of  total assets                                      .44%                .21%              .31%

  Allowance for loan losses as a percent of
    nonperforming assets                               115.37%             257.30%           193.40%


         For the year ended June 30, 2001, gross interest income which American would have recorded had nonaccrual loans been current in accordance with their original terms was $28,000, and American recorded $4,000 in interest on nonaccrual loans during such period.

         When American acquires a property as a result of foreclosure proceedings ("REO"), it records the property at its estimated fair value, less estimated selling expenses, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and American expenses all costs incurred from such date in maintaining the property. American capitalizes, to the extent of fair value, costs relating to the development and improvement of the property.

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

         The aggregate amounts of American's classified assets at the dates indicated were as follows:

                                                              At June 30,
                                          2001                    2000                   1999
                                          ----                    ----                   ----
                                                             (In thousands)
Classified assets
  Substandard                              $581                    $245                   $321
  Doubtful                                    -                       -                      -
  Loss                                        -                       -                      -
                                            ---                     ---                    ---
   Total classified assets                 $581                    $245                   $321
                                            ===                     ===                    ===


         American establishes general allowances for loan losses for loans classified as substandard or doubtful. Generally, American charges off the portion of any real estate loan deemed to be uncollectible, whereas it uses a loss classification and corresponding reserve for consumer loans.

         American analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. This classification analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, the use of any real estate securing the loan, the status of the borrower and the appraised value of any real estate. As such factors change, American changes the classification of the asset accordingly.

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

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:

                                                                 For the year ended June 30,
                                                              2001          2000         1999
                                                              ----          ----         ----
                                                                   (Dollars in thousands)
Balance at beginning of period                                $723           $733         $759
Charge-offs:
  Residential real estate loans (1)                              -             (1)         (14)
  Consumer loans                                               (11)           (10)         (11)
                                                               ---            ---          ---
  Total charge-offs                                            (11)           (11)         (25)
Provision for (recoveries of) losses on loans                    1              1           (1)
                                                               ---            ---          ---
  Balance at end of period                                    $713           $723         $733
                                                               ===            ===          ===

  Ratio of net charge-offs to average loans
     outstanding during the period                             .01%           .01%         .03%


------------------------------

(1)  Includes multifamily loans.

         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:

                                                                         At June 30,
                                                2001                         2000                           1999
                                                ------                       ------                         ----
                                                    Percent of                     Percent of                    Percent of
                                                   loans in each                 loans in each                  loans in each
                                                    category to                   category to                    category to
                                         Amount     total loans      Amount       total loans       Amount       total loans
                                         ------     -----------      ------       -----------       ------       -----------
                                                                       (Dollars in thousands)
Balance at year end applicable to:
   Real estate loans                       $ 25          96.0%        $ 12             95.8%         $ 13             95.4%
   Consumer and other loans                  43           4.0           16              4.2             3              4.6
   Unallocated                              645             -          695                -           717                -
                                            ---         -----          ---            -----           ---            -----
   Total                                   $713         100.0%        $723            100.0%         $733            100.0%
                                            ===         =====          ===            =====           ===            =====


Investment Activities

         American is permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.

         The following table sets forth the composition of American's investments, other than mortgage-backed securities, at the dates indicated:

                                                                         At June 30,
                                                    2001                     2000                      1999
                                                    -----                    -----                     -----
                                           Carrying      Percent     Carrying     Percent     Carrying      Percent
                                             value      of total       value      of total     value       of total
                                             -----      --------       -----      --------     -----       --------
                                                                      (Dollars in thousands)
Investments designated as held to maturity:
    Interest-bearing deposits in other
      financial institutions (1)             $ 4,009        16.3%      $ 4,152        17.9%     $ 7,393       27.6%

Investments designated as available for sale:
    U.S. Government agency obligations        19,407        78.7        18,263        78.5       18,133       67.8
    Corporate equity securities                  162          .6           120          .5          137         .5
    FHLMC stock                                1,089         4.4           729         3.1        1,102        4.1
                                              ------       -----        ------       -----       ------      -----

    Total investments designated
      as available for sale                   20,658        83.7        19,112        82.1       19,372       72.4
                                              ------       -----        ------       -----       ------      -----

Total investments                            $24,667       100.0%      $23,264       100.0%     $26,765      100.0%
                                              ======       =====        ======       =====       ======      =====

-----------------------------

(1)  Includes interest-bearing deposits and certificates of deposit.

         The following table sets forth information regarding the maturities, book value and weighted average yields of American's investment securities, other than mortgage-backed securities, at June 30, 2001:

                                                      Maturing in         Maturing in         Maturing in
                              Less than 1 year         1-5 years          5-10 years           10-20 years            Total
                             ------------------  ------------------   ------------------  ------------------   ------------------
                                       Weighted            Weighted             Weighted             Weighted
                             Amortized average   Amortized  average  Amortized   average  Amortized  average   Amortized    Market
                                  cost  yield         cost   yield        cost    yield        cost   yield         cost    value
                            (Dollars in thousands)
Investments designated as
available for sale:
  U.S. Government
    agency obligations           $  -       -%     $2,000    5.70%    $13,301      6.41%     $4,058     7.07%  $19,359     $19,407
  Corporate equity securities       -       -           -       -           -         -           -        -       169         162
  FHLMC stock                       -       -           -       -           -         -           -        -        16       1,089
                                  ---     ---       -----    ----      ------      ----       -----     ----    ------      ------

       Total                     $  -       -%     $2,000    5.70%    $13,301      6.41%     $4,058     7.07%  $19,544     $20,658
                                  ===     ===       =====    ====      ======      ====       =====     ====    ======      ======


         In addition to the foregoing investment securities, American has been an active purchaser of mortgage-backed securities. At June 30, 2001, mortgage-backed securities totaled $8.7 million, or 6.2% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, including participations or pass-through securities issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA, and collateralized mortgage obligations ("CMOs").

         American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.

                                                At June 30, 2001                                     At June 30, 2000
                               ------------------------------------------------    ----------------------------------------------
                                              Gross        Gross                                   Gross       Gross
                               Amortized   unrealized   unrealized    Estimated    Amortized    unrealized  unrealized  Estimated
                                  cost        gains       losses     fair value      cost          gains      losses   fair value
                               ---------   ----------   ----------   ----------    ---------   ----------   ----------   ---------
                                                                      (In thousands)
Available for sale:
  FHLMC participation
     certificates              $  772          $22          $ -       $  794       $1,020           $ 5        $  9       $1,016
  FNMA participation
     certificates                 475            9            -          484          931             3          37          897
  GNMA participation
     certificates               3,207           42           13        3,236        2,596            15          56        2,555
  Collateralized mortgage
     obligations                4,196           18           12        4,202        4,359             -         211        4,148
                                -----           --           --        -----        -----            --         ---        -----
    Total mortgage-backed
    securities                 $8,650          $91          $25       $8,716       $8,906           $23        $313       $8,616
                                =====           ==           ==        =====        =====            ==         ===        =====


                                            At June 30, 1999
                               ---------------------------------------------
                                             Gross        Gross
                               Amortized  unrealized    unrealized   Estimated
                                   cost       gains       losses     fair value
                               ---------   ----------   ----------   ----------
                                  (In thousands)

Available for sale:
  FHLMC participation
     certificates                $ 1,266        $18          $12      $ 1,272
  FNMA participation
     certificates                  1,035          8           35        1,008
  GNMA participation
     certificates                  3,301         35           43        3,293
  Collateralized mortgage
     obligations                   4,649         13            3        4,659
                                  ------         --           --       ------
    Total mortgage-backed
    securities                   $10,251        $74          $93      $10,232
                                  ======         ==           ==       ======


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

         Deposits. American attracts deposits principally from within its primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market deposit accounts, money market checking accounts, passbook savings accounts, term certificate accounts and individual retirement accounts ("IRAs"). American's management periodically establishes the interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts based on American's liquidity requirements, growth goals and interest rates paid by competitors. American does not use brokers to attract deposits, and the amount of deposits from outside American's primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:

                                                                 At June 30,
                                           2001                       2000                       1999
                                           ------                     -----                      -----
                                                 Percent                   Percent                     Percent
                                                 of total                  of total                   of total
                                    Amount       deposits     Amount       deposits      Amount       deposits
                                    ------       --------     ------       --------      ------       --------
                                                              (Dollars in thousands)
  Transaction accounts:
    Passbook accounts             $  8,004           6.6%    $  7,735          7.0%    $  7,862          7.8%
    Demand, NOW and Super NOW
     accounts                        8,429           7.0        7,237          6.6        6,680          6.6
    Money market deposit
     accounts                       18,292          15.2       15,790         14.4       11,785         11.7
                                   -------         -----      -------        -----      -------        -----

      Total transaction             34,725          28.8       30,762         28.0       26,327         26.1
        accounts

  Certificates of deposit:
     3.00 - 3.99%                      254            .2            -           -           278           .3
     4.00 - 4.99%                   12,638          10.4          310           .3        5,146          5.1
     5.00 - 5.99%                   30,836          25.5       76,022         69.1       57,094         56.6
     6.00 - 6.99%                   29,812          24.7        2,818          2.6       12,018         11.9
     7.00 - 7.99%                   12,391          10.3           30           -            31           -
     8.00 - 8.99%                       69            .1           65           -            60           -
                                   -------         -----      -------        -----      -------        -----

      Total certificates of
       deposit                      86,000          71.2       79,245         72.0       74,627         73.9
                                   -------         -----      -------        -----      -------        -----

    Total deposits                $120,725         100.0%    $110,007        100.0%    $100,954        100.0%
                                   =======         =====      =======        =====      =======        =====

         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:

                                                                    At June 30,
                                                 2001                   2000                    1999
                                                 ----                   ----                    ----
                                                                    (In thousands)
  Less than one year                             $59,377                $52,822                $46,943
  One to two years                                25,150                 25,108                 23,448
  Two to three years                               1,071                  1,091                  3,870
  Over three years                                   402                    224                    366
                                                  ------                 ------                 ------
                                                 $86,000                $79,245                $74,627
                                                  ======                 ======                 ======


         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2001:

                                                                                   At June 30, 2001
                                                                                   ----------------
  Certificates of deposit with balances of $100,000                                  (In thousands)
    or more maturing in quarter ending (1):
      September 30, 2001                                                                 $ 3,543
      December 31, 2001                                                                    4,615
      March 31, 2002                                                                       1,450
      June 30, 2002                                                                          607
      After  June 30, 2002                                                                 3,866
                                                                                          ------

       Total certificates of deposit with balances of $100,000 or more                   $14,081
                                                                                          ======

----------------------------

(1)  Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:

                                                               Year ended June 30,
                                             2001                     2000                       1999
                                             -----                    ----                       ----
                                                            (Dollars in thousands)
  Beginning balance                        $110,007                 $100,954                   $ 93,477
  Deposits                                  296,499                  277,401                    197,010
  Withdrawals                              (290,880)                (272,254)                  (193,307)
  Interest credited                           5,099                    3,906                      3,774
                                            -------                  -------                    -------
  Ending balance                           $120,725                 $110,007                   $100,954
                                            =======                  =======                    =======

  Net increase                             $ 10,718                 $  9,053                   $  7,477
                                            =======                  =======                    =======
  Percent increase                             9.74%                    9.00%                      8.00%
                                               ====                     ====                       ====


         Borrowings. American's other sources of funds include advances from the FHLB. The FHLBs provide credit to their members in the form of advances. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB of Cincinnati. American complies with this requirement with an investment in stock of the FHLB of Cincinnati of $788,000 at June 30, 2001.

         FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2001, American had $4.3 million outstanding in advances from the FHLB.

         The following table sets forth certain information as to American's FHLB advances and ASB's other borrowings at the dates indicated:

                                                                           At June 30,
                                                     2001                     2000                   1999
                                                     ----                     ----                   ----
                                                                     (Dollars in thousands)
FHLB advances                                        $4,257                   $7,790                $5,823
Weighted  average  interest  rate  of FHLB
   advances                                            3.78%                    5.85%                 5.06%

Other borrowed money                                 $    -                   $    -                $    -
Weighted  average  interest  rate of other
   borrowed money                                         -%                       -%                    -%



         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                                                     Year ended June 30,
                                                     2001                     2000                     1999
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
FHLB advances:
   Maximum balance                                   $6,788                   $7,807                   $5,841
   Average balance                                   $5,217                   $6,884                   $5,454
   Weighted average interest rate                      6.63%                    5.72%                    5.10%

Other borrowed money:
   Maximum balance                                   $    -                   $    -                   $2,500
   Average balance                                   $    -                   $    -                   $  438
   Weighted average interest rate                         -%                       -%                    8.44%


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

Subsidiary Activities

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 2001, the stock held by the service corporation had a book value of $15,000. ASL also has an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $33,000 at June 30, 2001.

Personnel

         As of June 30, 2001, American had 25 full-time employees and twelve part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and retirement plan benefits. None of the employees of American is represented by a collective bargaining unit.


                                   REGULATION

General

         As a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"), ASB is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, ASB is subject to provisions of the Ohio Revised Code applicable to corporations generally.

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

         Regulatory Capital Requirements. American is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement which requires that a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of the excess exposure from its total capital when determining its risk-based capital. An association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is generally not subject to the interest rate risk component, and American currently qualifies for such exemption.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 2001, met the standards for the highest category, a "well-capitalized" institution.

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

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of its assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2001, American qualified as a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 2001.

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

         A subsidiary of a savings and loan company must file a notice or an application with the OTS before it can declare and pay a dividend. An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

         Holding Company Regulation. Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, ASB generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2001, American met the QTL test.

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

Federal Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2001, American was in compliance with the reserve requirements.

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

         American's average gross receipts for the three tax years ending on June 30, 2001, is $9.8 million, and, as a result, American does not qualify as a small corporation exempt from the alternative minimum tax.

         Certain thrift institutions, such as American, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The experience method is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2001, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $5.0 million of accumulated earnings and profits for tax purposes as of June 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of American have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American.

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

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the taxable book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.           Description of Property

                  American owns the properties at 503 and 907 Chillicothe Street, Portsmouth, Ohio, on which its main and branch offices are located. At June 30, 2001, the net book value of these properties, including the buildings was $781,000, and American's office premises and equipment had a total net book value of $1.4 million. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

                                     PART II

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable

Item 5.           Market for Common Equity and Related Stockholder Matters

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 2001 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.           Consolidated Financial Statements

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated July 27, 2001, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance  with Section 16(a) of the Exchange Act

                  The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

           (a)   Exhibits

                 3.1      Articles of Incorporation (incorporated by reference)

                 3.2      Code of Regulations (incorporated by reference)

                 10.1 ASB Financial Corp. 1995 Stock Option and Incentive Plan (incorporated by reference)

                 10.2 American Savings Bank, fsb Management Recognition Plan and Trust Agreement (incorporated by reference)

                 13 Annual Report (the following parts of which are incorporated herein by reference: Market Price of ASB Common Shares and Related Shareholder Matters;" "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and Consolidated Financial Statements.)

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


                                            Date: September 28, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Gerald R. Jenkins                       By /s/ Lee O. Fitch
   ----------------------------------             ------------------
   Gerald R. Jenkins                              Lee O. Fitch
   Director and Chairman of the Board             Director


Date: September 28, 2001                       Date: September 28, 2001



By /s/ William J. Burke                        By
   ----------------------------------             ------------------------
   William J. Burke                               Louis M. Schoettle
   Director                                       Director


Date: September 28, 2001                       Date: September __, 2001



By /s/ Robert M. Smith                         By /s/ Michael L. Gampp
   ----------------------------------             ----------------------
   Robert M. Smith                                Michael L. Gampp
   President                                      Chief Financial Officer
   (Principal Executive Officer)                  (Principal Financial Officer)


Date: September 28, 2001                       Date: September 28, 2001

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

     3.4         Code of Regulations of ASB Financial Corp.                    Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 3.5

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

     10.2        American Savings Bank, fsb Management Recognition Plan        Incorporated by reference to the 1996
                 and Trust Agreement                                           Form 10-KSB, Exhibit 10.2

     13          2001 Annual Report to Shareholders

     20          Proxy Statement for 2001 Annual Meeting                       Incorporated by reference to the Proxy
                                                                               Statement for the 2001 Annual Meeting of
                                                                               Shareholders filed with the SEC on
                                                                               September 24, 2001

     21          Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 21
