Form 10QSB
period 2001-09-30
ASB FINANCIAL CORP /OH
filed 2001-11-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               -----------------------------------------------

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

                 503 Chillicothe Street, Portsmouth, Ohio 45662
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2001 - 1,538,779 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $  3,394            $    640
Interest-bearing deposits in other financial institutions                                     4,748               4,009
                                                                                            -------             -------
         Cash and cash equivalents                                                            8,142               4,649

Investment securities available for sale - at market                                         17,442              20,658
Mortgage-backed securities available for sale - at market                                     7,857               8,716
Loans receivable - net                                                                      104,731             103,308
Office premises and equipment - at depreciated cost                                           1,367               1,394
Federal Home Loan Bank stock - at cost                                                          802                 788
Accrued interest receivable on loans                                                            222                 188
Accrued interest receivable on mortgage-backed securities                                        50                  50
Accrued interest receivable on investments and interest-bearing deposits                        203                 295
Prepaid expenses and other assets                                                               592                 902
Prepaid federal income taxes                                                                     95                  39
                                                                                            -------             -------

         Total assets                                                                      $141,503            $140,987
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $120,391            $120,725
Advances from the Federal Home Loan Bank                                                      4,249               4,257
Advances by borrowers for taxes and insurance                                                    91                 171
Accrued interest payable                                                                        894                 129
Other liabilities                                                                             1,268               1,201
Deferred federal income taxes                                                                    25                   1
                                                                                            -------             -------
         Total liabilities                                                                  126,918             126,484

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,746,924 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,482               8,482
  Retained earnings, restricted                                                               8,492               8,393
  Shares acquired by stock benefit plans                                                       (781)               (781)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                762                 779
  Less 208,145 shares of treasury stock - at cost                                            (2,370)             (2,370)
                                                                                            -------             -------
         Total shareholders' equity                                                          14,585              14,503
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $141,503            $140,987
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)

                                                                                                 2001              2000
Interest income
  Loans                                                                                        $2,066            $1,989
  Mortgage-backed securities                                                                      131               153
  Investment securities                                                                           317               345
  Interest-bearing deposits and other                                                              57                61
                                                                                                -----             -----
         Total interest income                                                                  2,571             2,548

Interest expense
  Deposits                                                                                      1,511             1,453
  Borrowings                                                                                       41               116
                                                                                                -----             -----
         Total interest expense                                                                 1,552             1,569
                                                                                                -----             -----

         Net interest income                                                                    1,019               979

Other income
  Gain on sale of investment securities                                                            31                25
  Other  operating                                                                                 92                82
                                                                                                -----             -----
         Total other income                                                                       123               107

General, administrative and other expense
  Employee compensation and benefits                                                              415               392
  Occupancy and equipment                                                                          46                44
  Federal deposit insurance premiums                                                                6                 7
  Franchise taxes                                                                                  45                51
  Data processing                                                                                  93                85
  Other operating                                                                                 145               122
                                                                                                -----             -----
         Total general, administrative and other expense                                          750               701
                                                                                                -----             -----

         Earnings before income taxes                                                             392               385

Federal income taxes
  Current                                                                                          76               107
  Deferred                                                                                         33                -
                                                                                                -----             -----
         Total federal income taxes                                                               109               107
                                                                                                -----             -----

         NET EARNINGS                                                                          $  283            $  278
                                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                                 $.19              $.18
                                                                                                  ===               ===

           Diluted                                                                               $.18              $.18
                                                                                                  ===               ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
Net earnings                                                                                   $283               $ 278

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $2 and $201 in 2001 and 2000, respectively                                      3                 391

Reclassification adjustment for realized gains included in earnings,
  net of tax of $11 and $8 in 2001 and 2000, respectively                                       (20)                (17)
                                                                                                ---                ----

Comprehensive income                                                                           $266               $ 652
                                                                                                ===                ====

Accumulated comprehensive income (loss)                                                        $762               $(218)
                                                                                                ===                ====


                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   283            $  278
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              8               (47)
    Amortization of deferred loan origination fees                                                (24)              (15)
    Depreciation and amortization                                                                  27                30
    Federal Home Loan Bank stock dividends                                                        (14)              (14)
    Gain on sale of investment securities                                                         (31)              (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  58                48
      Prepaid expenses and other assets                                                           310                30
      Accrued interest payable                                                                    765               750
      Other liabilities                                                                            67                95
      Federal income taxes
        Current                                                                                   (56)              100
        Deferred                                                                                   33                -
                                                                                               ------             -----
         Net cash provided by operating activities                                              1,426             1,230

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               6,296               255
  Proceeds from sale of investment securities                                                      32                26
  Purchase of investment securities                                                            (3,089)               -
  Principal repayments on mortgage-backed securities                                              833               384
  Purchase of loans                                                                                -               (972)
  Loan principal repayments                                                                     9,005             4,242
  Loan disbursements                                                                          (10,404)           (5,585)
  Purchase of office premises and equipment                                                        -                (50)
                                                                                               ------             -----
         Net cash provided by (used in) investing activities                                    2,673            (1,700)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                    (334)            2,519
  Repayment of Federal Home Loan Bank advances                                                     (8)           (1,508)
  Advances by borrowers for taxes and insurance                                                   (80)              (84)
  Dividends paid on common shares                                                                (184)             (172)
                                                                                               ------             -----
         Net cash provided by (used in) financing activities                                     (606)              755
                                                                                               ------             -----

Net increase in cash and cash equivalents                                                       3,493               285

Cash and cash equivalents at beginning of period                                                4,649             5,069
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $ 8,142            $5,354
                                                                                               ======             =====

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                          $787              $819
                                                                                                  ===               ===

    Federal income taxes                                                                         $ 53              $ -
                                                                                                  ===               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                         $(17)             $374
                                                                                                  ===               ===

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 34,918 unallocated ESOP shares, totaled 1,503,861 for the three-month period ended September 30, 2001. Weighted-average common shares deemed outstanding, which give effect to 49,633 unallocated ESOP shares, totaled 1,519,925 for the three-month period ended September 30, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,550,774 for the three-month period ended September 30, 2001, and 1,519,925 for the three-month period ended September 30, 2000. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 46,913 for the three-month period ended September 30, 2001.

    Options to purchase 174,557 shares of common stock with a weighted-average exercise price of $10.08 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents for the three months ended September 30, 2000, because their exercise prices were greater than the average market price of the common shares.

                               ASB Financial Corp.

             For the three months ended September 30, 2001 and 2000


    4.   Effects of Recent Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001 as required, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective June 30, 2001, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

    An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2001 to September 30,
2001

At September 30, 2001, the Corporation's assets totaled $141.5 million, an increase of $516,000, or .4%, over total assets at June 30, 2001. The increase in assets was funded by a $434,000 increase in liabilities and an $82,000 increase in shareholders' equity.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $3.5 million, or 75.1%, over June 30, 2001 levels, to a total of $8.1 million at September 30, 2001. Investment securities totaled $17.4 million at September 30, 2001, a decrease of $3.2 million, or 15.6%, from June 30, 2001 levels. The decrease was due primarily to maturities of $6.3 million, which were partially offset by purchases of $3.1 million. Mortgage-backed securities totaled $7.9 million at September 30, 2001, a decrease of $859,000, or 9.9%, from the total at June 30, 2001, due primarily to principal repayments during the period.

Loans receivable increased by $1.4 million, or 1.4%, during the three-month period ended September 30, 2001, to a total of $104.7 million. Loan disbursements amounted to $10.4 million and were partially offset by principal repayments of $9.0 million. During the three months ended September 30, 2001, loans originated were comprised of $6.9 million of loans secured by one- to four-family residential real estate, $2.4 million of loans secured by nonresidential real estate and $1.1 million of consumer loans.

The allowance for loan losses totaled $713,000 at both September 30, 2001 and June 30, 2001. Nonperforming and nonaccrual loans totaled $602,000 and $618,000 at September 30, 2001 and June 30, 2001, respectively. The allowance for loan losses represented 118.4% and 115.4% of nonperforming loans as of September 30, 2001 and June 30, 2001, respectively. At September 30, 2001, nonperforming loans were comprised of $563,000 in one- to four-family residential real estate and $39,000 in consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at September 30, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $120.4 million at September 30, 2001, a decline of $334,000, or
 .3%, from June 30, 2001 levels. The decrease in deposits was primarily attributable to the current declining interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, it has historically not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates available in its market area.

Advances from the FHLB totaled $4.2 million at September 30, 2001, a decrease of $8,000, or .2%, compared to June 30, 2001 due to repayments made during the quarter.

Shareholders' equity totaled $14.6 million at September 30, 2001, an increase of $82,000, or .6%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $283,000, which were partially offset by dividends on common shares totaling $184,000 and a $17,000 decline in unrealized gains on securities designated as available for sale for the three-month period.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2001, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000

General

Net earnings amounted to $283,000 for the three months ended September 30, 2001, an increase of $5,000, or 1.8%, compared to the $278,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $40,000 increase in net interest income and a $16,000 increase in other income, which were partially offset by a $49,000 increase in general, administrative and other expense and a $2,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $77,000, or 3.9%, during the three-month period ended September 30, 2001, compared to the 2000 period, due primarily to an approximate $10.6 million increase in the average portfolio balance outstanding, which was partially offset by a 53 basis point decrease in the weighted-average yield year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $54,000, or 9.7%, due primarily to a 64 basis point decrease in the weighted-average yield and a $1.8 million decrease in the average balance of the related assets year to year.

Interest expense on deposits increased by $58,000, or 4.0%, due primarily to an increase of approximately $9.9 million in the average balance of deposits outstanding, which was partially offset by a 22 basis point decrease in the weighted-average cost of deposits year to year. Interest expense on borrowings decreased by $75,000, or 64.7%, due primarily to a $2.8 million decrease in the average balance of borrowings outstanding and a 273 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $40,000, or 4.1%, to a total of $1.0 million for the three months ended September 30, 2001. The interest rate spread decreased to approximately 2.37% for the three months ended September 30, 2001, from 2.69% for the 2000 period, while the net interest margin decreased to approximately 2.79% in fiscal 2001, compared to 3.06% in 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management determined that the allowance for loan losses was adequate, and therefore did not record a provision for losses on loans for the three-month periods ended September 30, 2001 and 2000. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000 (continued)

Other Income

Other income increased by $16,000, or 15.0%, for the three months ended September 30, 2001, compared to the same period in 2000, due primarily to a $6,000 increase in gain on sale of investment securities and due to increased service fees on ATM and other account transactions during the period, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor.

General, Administrative and Other Expense

General, administrative and other expense increased by $49,000, or 7.0%, during the three months ended September 30, 2001, compared to the same period in 2000. This increase was comprised primarily of a $23,000, or 5.9%, increase in employee compensation and benefits, an $8,000, or 9.4%, increase in data processing expense and a $23,000, or 18.9%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to hiring additional staff necessary to maintain the Corporation's growth from year to year. The increase in data processing expense primarily reflects an increase in transaction costs, and the effects of the Corporation's overall growth year to year. The increase in other operating expense was due primarily to costs related to the Corporation's investment in a low income housing partnership.

Federal Income Taxes

The provision for federal income taxes totaled $109,000 for the three months ended September 30, 2001, an increase of $2,000, or 1.9%, compared to the same period in 2000. This increase resulted primarily from the increase in net earnings before taxes of $7,000, or 1.8%, which were partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rate was 27.8% for both the three-month periods ended September 30, 2001 and 2000.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

          Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On October 24, 2001, the Corporation held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected five directors to terms expiring in 2002 by the following votes:

                                          For            Against       Abstain

          William J. Burke                1,312,965           0        17,200
          Lee O. Fitch                    1,312,001           0        18,164
          Gerald R. Jenkins               1,312,965           0        17,200
          Louis M. Schoettle, M.D.        1,312,965           0        17,200
          Robert M. Smith                 1,305,375           0        24,790

          The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2002 fiscal year by the following vote:

          For:  1,304, 439          Against:  600              Abstain:  25,125

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





Date:   November 14, 2001          By:  /s/Robert M. Smith
      --------------------              --------------------------------------
                                          Robert M. Smith
                                          President and Chief Executive Officer



Date:   November 14, 2001          By:  /s/Michael L. Gampp
      --------------------              --------------------------------------
                                          Michael L. Gampp
                                          Chief Financial Officer