Form 10QSB
period 2001-12-31
ASB FINANCIAL CORP /OH
filed 2002-02-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2001
                               ----------------------------------------------

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

                 503 Chillicothe Street, Portsmouth, Ohio 45662
------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2002 - 1,531,858 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]

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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $    260            $    640
Interest-bearing deposits in other financial institutions                                     7,158               4,009
                                                                                            -------             -------
         Cash and cash equivalents                                                            7,418               4,649

Investment securities available for sale - at market                                         17,601              20,658
Mortgage-backed securities available for sale - at market                                     6,401               8,716
Loans receivable - net                                                                      103,801             103,308
Office premises and equipment - at depreciated cost                                           1,334               1,394
Federal Home Loan Bank stock - at cost                                                          813                 788
Accrued interest receivable on loans                                                            224                 188
Accrued interest receivable on mortgage-backed securities                                        29                  50
Accrued interest receivable on investments and interest-bearing deposits                        263                 295
Prepaid expenses and other assets                                                               566                 902
Prepaid federal income taxes                                                                    178                  39
                                                                                            -------             -------

         Total assets                                                                      $138,628            $140,987
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $117,581            $120,725
Advances from the Federal Home Loan Bank                                                      4,240               4,257
Advances by borrowers for taxes and insurance                                                   166                 171
Accrued interest payable                                                                        145                 129
Other liabilities                                                                             1,484               1,201
Deferred federal income taxes                                                                    27                   1
                                                                                            -------             -------
         Total liabilities                                                                  123,643             126,484

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,746,924 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,503               8,482
  Retained earnings, restricted                                                               8,695               8,393
  Shares acquired by stock benefit plans                                                       (537)               (781)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                764                 779
  Less 215,066 and 208,145 shares of treasury stock at December 31, 2001
    and June 30 2001, respectively - at cost                                                 (2,440)             (2,370)
                                                                                            -------             -------
         Total shareholders' equity                                                          14,985              14,503
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $138,628            $140,987
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                        For the six months           For the three months
                                                                          ended December 31,           ended December 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $4,034       $4,013          $1,968       $2,024
  Mortgage-backed securities                                              245          295             114          142
  Investment securities                                                   649          811             276          410
  Interest-bearing deposits and other                                       3            2               2            1
                                                                        -----        -----           -----        -----
         Total interest income                                          4,931        5,121           2,360        2,577

Interest expense
  Deposits                                                              2,808        3,001           1,297        1,548
  Borrowings                                                               83          221              37          105
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,891        3,222           1,334        1,653
                                                                        -----        -----           -----        -----

         Net interest income                                            2,040        1,899           1,026          924

Provision for losses on loans                                              22           -               22           -
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              2,018        1,899           1,004          924

Other income
  Gain on sale of investment securities                                    31           52              -            27
  Other operating                                                         239          184             147           98
                                                                        -----        -----           -----        -----
         Total other income                                               270          236             147          125

General, administrative and other expense
  Employee compensation and benefits                                      708          778             318          386
  Occupancy and equipment                                                  91           88              45           44
  Federal deposit insurance premiums                                       11           14               5            7
  Franchise taxes                                                          91           76              46           25
  Data processing                                                         187          168              95           83
  Other operating                                                         359          267             193          145
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,447        1,391             702          690
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     841          744             449          359

Federal income taxes
  Current                                                                 211          205             135           98
  Deferred                                                                 34           -                1           -
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       245          205             136           98
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  596       $  539          $  313       $  261
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.40         $.36            $.21         $.18
                                                                          ===          ===             ===          ===

           Diluted                                                       $.38         $.35            $.20         $.17
                                                                          ===          ===             ===          ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        For the six months           For the three months
                                                                        ended December 31,            ended December 31,
                                                                       2001           2000            2001           2000
Net earnings                                                           $596         $  539            $313           $261

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $3, $548, $(9)
    and $347 during the respective periods                                5          1,063             (17)           673

Reclassification adjustment for realized gains included
  in earnings, net of taxes of $11 during the six-month
  period ended December 31, 2001, and $18 and $9 during
  the six- and three-month periods ended December 31, 2000,
  respectively                                                          (20)           (34)             -             (18)
                                                                        ---          -----             ---            ---

Comprehensive income                                                   $581         $1,568            $296           $916
                                                                        ===          =====             ===            ===

Accumulated comprehensive income                                       $764         $  437            $764           $437
                                                                        ===          =====             ===            ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   596           $   539
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             12               (37)
    Amortization of deferred loan origination fees                                                (49)              (29)
    Depreciation and amortization                                                                  65                60
    Amortization of expense related to stock benefit plans                                        340               306
    Provision for losses on loans                                                                  22                -
    Federal Home Loan Bank stock dividends                                                        (25)              (28)
    Gain on sale of investment securities                                                         (31)              (52)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  17               (51)
      Prepaid expenses and other assets                                                           336                65
      Other liabilities                                                                           299               (74)
      Federal income taxes
        Current                                                                                  (139)              (91)
        Deferred                                                                                   34                -
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,477               608

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                           (14,826)               -
  Proceeds from maturity of investment securities                                              17,855               255
  Proceeds from sale of investment securities                                                      32                53
  Principal repayments on mortgage-backed securities                                            2,307               581
  Loan principal repayments                                                                    18,882             9,620
  Loan disbursements                                                                          (19,348)          (11,957)
  Purchase of office equipment                                                                     (5)              (90)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                    4,897            (1,538)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (3,144)            4,081
  Repayment of Federal Home Loan Bank advances                                                    (17)           (3,016)
  Advances by borrowers for taxes and insurance                                                    (5)               (9)
  Purchase of treasury stock                                                                      (70)              (64)
  Dividends paid on common stock                                                                 (369)             (164)
                                                                                               ------            ------
         Net cash provided by (used in) financing activities                                   (3,605)              828
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            2,769              (102)

Cash and cash equivalents at beginning of period                                                4,649             5,069
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 7,418           $ 4,967
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  230            $  225
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,875            $3,183
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $  (15)           $1,029
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the six- and three-months ended December 31, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 23,193 unallocated ESOP shares, totaled 1,501,710 and 1,499,560 for the six- and three-month periods ended December 31, 2001. Weighted-average common shares outstanding, which give effect to 37,209 unallocated ESOP shares, totaled 1,517,630 and 1,515,335 for the six and three-month periods ended December 31, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,548,259 and 1,546,108 for the six- and three-month periods ended December 31, 2001, and 1,545,384 and 1,540,201 for the six- and three-month periods ended December 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options totaled 46,549 and 46,548 shares for the six- and three-month periods ended December 31, 2001, and 27,754 and 24,866 shares for the six- and three-month periods ended December 31, 2000.

    4.   Effects of Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before

                               ASB Financial Corp.

         For the six- and three-months ended December 31, 2001 and 2000


    4.   Effects of Recent Accounting Pronouncements (continued)

    June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2001 to December 31,
2001

At December 31, 2001, the Corporation's assets totaled $138.6 million, a decrease of $2.4 million, or 1.7%, from total assets at June 30, 2001. The decrease in assets was due primarily to a $3.1 million decrease in deposits, which was partially offset by a $482,000 increase in shareholders' equity.

Cash and cash equivalents increased by $2.8 million, or 59.6%, over June 30, 2001 levels, to a total of $7.4 million at December 31, 2001. Investment securities totaled $17.6 million at December 31, 2001, a decrease of $3.1 million, or 14.8%, from June 30, 2001 levels. The decrease was due primarily to maturities of $17.9 million, which were partially offset by purchases of $14.8 million. Purchases of investment securities consisted primarily of fixed-rate medium-term U.S. Government agency obligations. Mortgage-backed securities totaled $6.4 million at December 31, 2001, a decrease of $2.3 million, or 26.6%, from the total at June 30, 2001, due primarily to principal repayments during the period. The combined $5.6 million net proceeds from the maturities and repayment proceeds were used to fund deposit withdrawals of $3.1 million and the balance were invested in interest-bearing deposits in other financial institutions, which accounted for most of the increase in cash and cash equivalents.

Loans receivable increased by $493,000, or .5%, during the six-month period ended December 31, 2001, to a total of $103.8 million. Loan disbursements amounted to $19.3 million and were substantially offset by principal repayments of $18.9 million. During the six-months ended December 31, 2001, loans originated consisted of $11.3 million of loans secured by one- to four-family residential real estate, $7.0 million of loans secured by nonresidential and commercial real estate and $1.0 million of consumer loans.

The allowance for loan losses totaled $656,000 and $713,000 at December 31, 2001 and June 30, 2001, respectively. During the period ended December 31, 2001, management recorded a charge-off of loans totaling $79,000, consisting of $31,000 of residential mortgage loans and $48,000 of commercial and other nonresidential loans. Nonperforming and nonaccrual loans totaled $1.0 million and $618,000 at December 31, 2001 and June 30, 2001, respectively. The allowance for loan losses represented 62.6% and 115.4% of nonperforming loans as of December 31, 2001 and June 30, 2001, respectively. At December 31, 2001, nonperforming loans consisted of $781,000 in one- to four-family residential real estate loans and $267,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at December 31, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $117.6 million at December 31, 2001, a decline of $3.1 million, or 2.6%, from June 30, 2001 levels. The decrease in deposits was primarily attributable to the current declining interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, it has historically not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates available in its market area.

Advances from the FHLB totaled $4.2 million at December 31, 2001, a decrease of $17,000, or .4%, compared to June 30, 2001, due to repayments made during the period.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to December 31, 2001 (continued)

Shareholders' equity totaled $15.0 million at December 31, 2001, an increase of $482,000, or 3.3%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $596,000 and the amortization effects of stock benefit plans of $244,000, which were partially offset by dividends on common shares totaling $369,000, a $70,000 repurchase of treasury shares and a $15,000 decline in unrealized gains on securities designated as available for sale for the six-month period.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2001, American's regulatory capital was well in excess of the minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2001 and 2000

General

Net earnings amounted to $596,000 for the six months ended December 31, 2001, an increase of $57,000, or 10.6%, compared to the $539,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $141,000 increase in net interest income and a $34,000 increase in other income, which were partially offset by a $22,000 increase in the provision for losses on loans, a $56,000 increase in general, administrative and other expense and a $40,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $21,000, or .5%, during the six-month period ended December 31, 2001, compared to the 2000 period, due primarily to a $10.0 million, or 10.4%, increase in the average portfolio balance outstanding, which was partially offset by a 74 basis point decrease in the weighted-average yield year to year, to 7.56% at December 31, 2001. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $211,000, or 19.0%, due primarily to an 85 basis point decrease in the weighted-average yield and a $2.4 million decrease in the average balance of the related assets year to year.

Interest expense on deposits decreased by $193,000, or 6.4%, due primarily to a 58 basis point decrease in the weighted-average cost of deposits, to 4.77% at December 31, 2001, which was partially offset by an increase of $5.3 million, or 4.7%, in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $138,000, or 62.4%, due primarily to a $2.7 million decrease in the average balance of borrowings outstanding and a 243 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $141,000, or 7.4%, to a total of $2.0 million for the six months ended December 31, 2001. The interest rate spread decreased to 2.46% for the six months ended December 31, 2001, from 2.52% for the 2000 period, while the net interest margin increased to approximately 2.98% in the 2001 period, compared to 2.94% in the 2000 period.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2001 and 2000 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans for the six-month period ended December 31, 2001. The provision was predicated upon the growth in loans and the increase in nonperforming loans year to year. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $270,000 for the six months ended December 31, 2001, an increase of $34,000, or 14.4%, compared to the same period in 2000, due primarily to increased service fees on ATM and other account transactions during the period, and increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor. These increases were partially offset by a $21,000 decrease in gain on sale of investment securities year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.4 million for the six months ended December 31, 2001, an increase of $56,000, or 4.0%, compared to the same period in 2000. This increase was comprised primarily of a $19,000, or 11.3%, increase in data processing expense and a $92,000, or 34.5%, increase in other operating expense, which were partially offset by a $70,000, or 9.0%, decrease in employee compensation and benefits. The increase in data processing expense primarily reflects an increase in transaction costs, and the effects of the Corporation's overall growth year to year. The increase in other operating expense was due primarily to a $20,000 increase in expense related to the Corporation's investment in a low income housing partnership and an increase in professional fees year to year. The decrease in employee compensation and benefits was due primarily to a $58,000 reduction in expense associated with the Corporation's stock-based management recognition plan. The initial awards under this plan became fully vested in November 2000. Additional awards under this plan were made in November 2000 and will vest through fiscal 2005 at an estimated annual expense of approximately $86,000.

Federal Income Taxes

The provision for federal income taxes totaled $245,000 for the six months ended December 31, 2001, an increase of $40,000, or 19.5%, compared to the same period in 2000. This increase resulted primarily from the increase in net earnings before taxes of $97,000, or 13.0%, which was partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 29.1% and 27.6% for the six-month periods ended December 31, 2001 and 2000, respectively.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000

General

Net earnings amounted to $313,000 for the three months ended December 31, 2001, an increase of $52,000, or 19.9%, compared to the $261,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $102,000 increase in net interest income and a $22,000 increase in other income, which were partially offset by a $22,000 increase in the provision for losses on loans, a $12,000 increase in general, administrative and other expense and a $38,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $56,000, or 2.8%, during the three-month period ended December 31, 2001, compared to the 2000 period. This decrease was due primarily to a 72 basis point decrease in the weighted-average yield, to 7.60% for the quarter ended December 31, 2001, which was partially offset by a $6.2 million, or 6.4%, increase in the average portfolio balance outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $161,000, or 29.1%, due primarily to a 189 basis point decrease in the weighted-average yield and a $403,000 decrease in the average balance of the related assets year to year.

Interest expense on deposits decreased by $251,000, or 16.2%, for the three months ended December 31, 2001, compared to the same quarter in 2000. This decrease was due primarily to a 118 basis point decrease in the weighted-average cost of deposits, to 4.35% for the quarter ended December 31, 2001, which was partially offset by a $7.1 million, or 6.3%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $68,000, or 64.8%, due primarily to a $2.0 million decrease in the average balance of borrowings outstanding and a 320 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $102,000, or 11.0%, to a total of $1.0 million for the three months ended December 31, 2001. The interest rate spread increased to 2.61% for the three months ended December 31, 2001, from 2.31% for the 2000 period, while the net interest margin increased to 3.01% in the 2001 period, compared to 2.83% in the 2000 period.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a $22,000 provision for losses on loans for the three-month period ended December 31, 2001. The current period provision was attributable to the growth in loans and the increase in nonperforming loans year to year. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000 (continued)

Other Income

Other income amounted to $147,000 for the three months ended December 31, 2001, an increase of $22,000, or 17.6%, compared to the same period in 2000, due primarily to an increase in service fees on ATM and other account transactions during the period, as well as increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor. These increases were partially offset by the effects of the gain on sale of investment securities in the 2000 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $702,000 for the three months ended December 31, 2001, an increase of $12,000, or 1.7%, compared to the same period in 2000. This increase was comprised primarily of a $12,000, or 14.5%, increase in data processing expense, a $21,000, or 84.0%, increase in franchise tax expense and a $48,000, or 33.1%, increase in other operating expense, which were partially offset by a $68,000, or 17.6%, decrease in employee compensation and benefits. The increase in data processing expense primarily reflects an increase in transaction costs, and the effects of the Corporation's overall growth year to year. The increase in other operating expense was due primarily to costs related to the Corporation's investment in a low income housing partnership and increased professional fees during the quarter. The decrease in employee compensation and benefits expense was due primarily to a reduction in expense associated with the Corporation's stock-based management recognition plan. The initial awards under this plan became fully vested in November 2000. Additional awards were made in November 2000 and will vest through 2005. Annual expense for this plan is estimated to total approximately $86,000 in future periods.

Federal Income Taxes

The provision for federal income taxes totaled $136,000 for the three months ended December 31, 2001, an increase of $38,000, or 38.8%, compared to the same period in 2000. This increase resulted primarily from the increase in net earnings before taxes of $90,000, or 25.1%, which was partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 30.3% and 27.3% for the three-month periods ended December 31, 2001 and 2000, respectively.

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

                  None.

ITEM 5.  Other Information

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K

                  Exhibits:                        None.

                  Reports on Form 8-K:             None.

                               ASB Financial Corp.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ASB FINANCIAL CORP.



Date:   February 13, 2002           By:  /s/Robert M. Smith
      ---------------------              ------------------------------------
                                         Robert M. Smith
                                         President and Chief Executive Officer



Date:   February 13, 2002           By:  /s/Michael L. Gampp
      ---------------------              -------------------------------------
                                         Michael L. Gampp
                                         Chief Financial Officer