Form 10QSB
period 2002-03-31
ASB FINANCIAL CORP /OH
filed 2002-05-15
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    0-25906
                       --------------

                               ASB FINANCIAL CORP.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      31-1429488
-------------------------------                -------------------------------
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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2002 - 1,545,615 shares of common stock, no par value

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

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $  3,113            $    640
Interest-bearing deposits in other financial institutions                                     7,863               4,009
                                                                                            -------             -------
         Cash and cash equivalents                                                           10,976               4,649

Investment securities available for sale - at market                                         18,988              20,658
Mortgage-backed securities available for sale - at market                                     5,526               8,716
Loans receivable - net                                                                      102,484             103,308
Office premises and equipment - at depreciated cost                                           1,305               1,394
Federal Home Loan Bank stock - at cost                                                          822                 788
Accrued interest receivable on loans                                                            168                 188
Accrued interest receivable on mortgage-backed securities                                        48                  50
Accrued interest receivable on investments and interest-bearing deposits                        285                 295
Prepaid expenses and other assets                                                               643                 902
Prepaid federal income taxes                                                                     42                  39
Deferred federal income taxes                                                                    92                  -
                                                                                            -------             -------

         Total assets                                                                      $141,379            $140,987
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $120,389            $120,725
Advances from the Federal Home Loan Bank                                                      4,232               4,257
Advances by borrowers for taxes and insurance                                                    81                 171
Accrued interest payable                                                                        679                 129
Other liabilities                                                                             1,060               1,201
Deferred federal income taxes                                                                    -                    1
                                                                                            -------             -------
         Total liabilities                                                                  126,441             126,484

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,746,924 shares issued                                                                      -                   -
  Additional paid-in capital                                                                  8,619               8,482
  Retained earnings, restricted                                                               8,762               8,393
  Shares acquired by stock benefit plans                                                       (537)               (781)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                534                 779
  Less 215,066 and 208,145 shares of treasury stock at March 31, 2002
    and June 30 2001, respectively - at cost                                                 (2,440)             (2,370)
                                                                                            -------             -------
         Total shareholders' equity                                                          14,938              14,503
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $141,379            $140,987
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                       Nine months ended             Three months ended
                                                                            March 31,                     March 31,
                                                                       2002         2001              2002         2001
Interest income
  Loans                                                              $5,975       $6,069            $1,941       $2,056
  Mortgage-backed securities                                            335          441                90          146
  Investment securities                                                 928        1,198               279          387
  Interest-bearing deposits and other                                     9            3                 6            1
                                                                      -----        -----             -----        -----
         Total interest income                                        7,247        7,711             2,316        2,590

Interest expense
  Deposits                                                            3,894        4,531             1,086        1,530
  Borrowings                                                            114          336                31          115
                                                                      -----        -----             -----        -----
         Total interest expense                                       4,008        4,867             1,117        1,645
                                                                      -----        -----             -----        -----

         Net interest income                                          3,239        2,844             1,199          945

Provision for losses on loans                                            45            1                23            1
                                                                      -----        -----             -----        -----

         Net interest income after provision for
           losses on loans                                            3,194        2,843             1,176          944

Other income
  Gain on investment securities transactions                             31           85                -            33
  Other operating                                                       342          280               103           96
                                                                      -----        -----             -----        -----
         Total other income                                             373          365               103          129

General, administrative and other expense
  Employee compensation and benefits                                  1,125        1,172               417          394
  Occupancy and equipment                                               136          128                45           40
  Federal deposit insurance premiums                                     17           19                 6            5
  Franchise taxes                                                       135          121                44           45
  Data processing                                                       280          257                93           89
  Other operating                                                       554          376               195          109
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              2,247        2,073               800          682
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                 1,320        1,135               479          391

Federal income taxes
  Current                                                               362          312               203          107
  Deferred                                                               33           -                (53)          -
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     395          312               150          107
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  925       $  823            $  329       $  284
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.61         $.54              $.22         $.19
                                                                        ===          ===               ===          ===

           Diluted                                                     $.60         $.53              $.21         $.18
                                                                        ===          ===               ===          ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2002           2001            2002           2001
Net earnings                                                         $925         $  823            $329           $284

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period net of taxes (benefits) of $(116), $563,
    $(118) and $15 in each respective period                         (225)         1,093            (230)            30

Reclassification adjustment for realized gains
  included in earnings net of taxes of $(11), $(29),
  and $(11) in each respective period                                 (20)           (56)             -             (22)
                                                                      ---          -----             ---            ---

Comprehensive income                                                 $680         $1,860            $ 99           $292
                                                                      ===          =====             ===            ===

Accumulated comprehensive income                                     $534         $  445            $534           $445
                                                                      ===          =====             ===            ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   925           $   823
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             24               (45)
    Amortization of deferred loan origination fees                                                (75)              (40)
    Depreciation and amortization                                                                  97                90
    Amortization of expense related to stock benefit plans                                        276               306
    Provisions for losses on loans                                                                 45                 1
    Gain on investment securities transactions                                                    (31)              (85)
    Federal Home Loan Bank stock dividends                                                        (34)              (41)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  32                (6)
      Prepaid expenses and other assets                                                           259               (20)
      Accrued interest payable                                                                    550               784
      Other liabilities                                                                          (141)             (139)
      Federal income taxes
        Current                                                                                    (3)                6
        Deferred                                                                                   33                -
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,957             1,634

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                              21,018             4,749
  Proceeds from sales of investment securities                                                     32                86
  Purchase of investment securities                                                           (19,734)           (5,778)
  Principal repayments on mortgage-backed securities                                            4,173               821
  Purchase of mortgage-backed securities                                                         (993)               -
  Loan principal repayments                                                                    28,054            13,952
  Loan disbursements                                                                          (27,200)          (18,910)
  Purchase of office premises and equipment                                                        (8)             (124)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                    5,342            (5,204)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                    (336)            7,171
  Proceeds from Federal Home Loan Bank advances                                                    -              2,000
  Repayment of Federal Home Loan Bank advances                                                    (25)           (5,524)
  Advances by borrowers for taxes and insurance                                                   (90)              (73)
  Purchase of treasury stock                                                                      (70)             (149)
  Proceeds from the exercise of stock options                                                     105                -
  Dividends paid on common stock                                                                 (556)             (336)
                                                                                               ------            ------
         Net cash provided by financing activities                                               (972)            3,089
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            6,327              (481)

Cash and cash equivalents at beginning of period                                                4,649             5,069
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $10,976           $ 4,588
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  325            $  355
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,458            $4,123
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                 $ (245)           $1,037
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ASB Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which give effect to 21,979 unallocated ESOP shares, totaled 1,509,951 and 1,523,636 for the nine and three month periods ended March 31, 2002, respectively. Weighted-average common shares outstanding, which give effect to 37,209 unallocated ESOP shares, totaled 1,518,211 and 1,519,705 for the nine and three month periods ended March 31, 2001, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,552,085 and 1,567,062 for the nine and three month periods ended March 31, 2002, respectively, and 1,545,367 and 1,544,571 for the nine and three month periods ended March 31, 2001, respectively.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 42,134 and 43,426 for the nine and three month periods ended March 31, 2002, respectively, and 27,156 and 24,866 for the nine and three month periods ended March 31, 2001.

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

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002

At March 31, 2002, the Corporation's assets totaled $141.4 million, an increase of $392,000, or .3%, over total assets at June 30, 2001. The increase in assets was funded primarily by a $435,000 increase in shareholders' equity.

Cash and cash equivalents increased by $6.3 million, or 136.1%, over June 30, 2001 levels, to a total of $11.0 million at March 31, 2002. Investment securities totaled $19.0 million at March 31, 2002, a decrease of $1.7 million, or 8.1%, from June 30, 2001 levels. The decrease was due primarily to maturities of $21.0 million, which were partially offset by purchases of $19.7 million. Purchases of investment securities consisted primarily of fixed-rate medium-term U.S. Government agency obligations. Mortgage-backed securities totaled $5.5 million at March 31, 2002, a decrease of $3.2 million, or 36.6%, from the total at June 30, 2001, due primarily to principal repayments during the period.

Loans receivable decreased by $824,000, or 0.8%, during the nine-month period ended March 31, 2002, to a total of $102.5 million. Loan principal repayments amounted to $28.1 million and were substantially offset by disbursements of $27.2 million. During the nine-months ended March 31, 2002, loans originated consisted of $15.2 million of loans secured by one- to four-family residential real estate, $10.7 million of loans secured by nonresidential real estate and $1.3 million of consumer loans.

The allowance for loan losses totaled $673,000 and $713,000 at March 31, 2002 and June 30, 2001, respectively. During the period ended March 31, 2002, management recorded charge-offs of loans totaling $79,000, consisting of $31,000 of residential mortgage loans and $48,000 of commercial and other nonresidential loans. Nonperforming and nonaccrual loans totaled $605,000 and $618,000 at March 31, 2002 and June 30, 2001, respectively. The allowance for loan losses represented 111.2% and 115.4% of nonperforming loans as of March 31, 2002 and June 30, 2001, respectively. At March 31, 2002, nonperforming loans consisted of $328,000 in one- to four-family residential real estate loans and $277,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $120.4 million at March 31, 2002, a decline of $336,000, or 0.3%, from June 30, 2001 levels. The decrease in deposits was primarily attributable to the low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, it has historically not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates available in its market area.

Advances from the Federal Home Loan Bank ("FHLB") totaled $4.3 million at March 31, 2002, a decrease of $25,000, or .6%, compared to June 30, 2001, due to the repayment of advances during the period.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002 (continued)

Shareholders' equity totaled $14.9 million at March 31, 2002, an increase of $435,000, or 3.0%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $925,000, the amortization effects of stock benefit plans of $276,000 and proceeds from the exercise of stock options totaling $105,000, which were partially offset by dividends on common shares totaling $556,000, a $70,000 repurchase of treasury shares and a $245,000 decline in unrealized gains on securities designated as available for sale.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2002, American's regulatory capital was well in excess of the minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2002 and 2001

General

Net earnings amounted to $925,000 for the nine months ended March 31, 2002, an increase of $102,000, or 12.4%, compared to the $823,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $395,000 increase in net interest income, which was partially offset by a $44,000 increase in the provision for losses on loans, a $174,000 increase in general, administrative and other expense and an $83,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $94,000, or 1.5%, during the nine-month period ended March 31, 2002, compared to the 2001 period, due primarily to a 52 basis point decrease in the weighted-average yield, to 7.73% for the nine months ended March 31, 2002, which was partially offset by a $5.0 million, or 5.1%, increase in the average portfolio balance outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $370,000, or 22.5%, due primarily to a 148 basis point decrease in the weighted-average yield, to 5.16% for the 2002 period.

Interest expense on deposits decreased by $637,000, or 14.1%, due primarily to a 100 basis point decrease in the weighted-average cost of deposits, to 4.33% for the nine month period ended March 31, 2002, which was partially offset by an increase of $6.6 million, or 5.9%, in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $222,000, or 66.1%, due primarily to a $2.3 million decrease in the average balance of borrowings outstanding and a 325 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $395,000, or 13.9%, to a total of $3.2 million for the nine months ended March 31, 2002. The interest rate spread increased to 2.80% for the nine months ended March 31, 2002, from 2.43% for the 2001 period and the net interest margin increased to approximately 3.18% in the 2002 period, compared to 2.93% in the 2001 period.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2002 and 2001 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $45,000 provision for losses on loans for the nine-month period ended March 31, 2002. The provision was predicated upon the level of charge-offs recorded during the period. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $373,000 for the nine months ended March 31, 2002, an increase of $8,000, or 2.2%, compared to the same period in 2001, due primarily to increased service fees on ATM and other account transactions during the period, and increased revenues related to sales of non-deposit investment products through an agency arrangement with a third-party vendor. These increases were partially offset by a $54,000 decrease in gain on sale of investment securities year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.2 million for the nine months ended March 31, 2002, an increase of $174,000, or 8.4%, compared to the same period in 2001. This increase was comprised primarily of a $23,000, or 8.9%, increase in data processing expense and a $178,000, or 47.3%, increase in other operating expense, which were partially offset by a $47,000, or 4.0%, decrease in employee compensation and benefits. The increase in data processing expense primarily reflects an increase in transaction costs and the effects of additional products offered by the Corporation and related costs during the year. The increase in other operating expense was due primarily to an increase in expense related to the Corporation's investment in a low income housing partnership, an increase in professional fees, including those recorded in connection with regulatory compliance consulting services, and pro-rata increases in other operating costs due to the Corporation's overall growth year to year. The decrease in employee compensation and benefits was due primarily to a decline in expenses related to the MRP stock benefit plan and an increase in deferred loan origination costs attendant to the increase in loan volume year to year.

Federal Income Taxes

The provision for federal income taxes totaled $395,000 for the nine months ended March 31, 2002, an increase of $83,000, or 26.6%, compared to the same period in 2001. This increase resulted primarily from the increase in net earnings before taxes of $185,000, or 16.3%, which was partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 29.9% and 27.5% for the nine-month periods ended March 31, 2002 and 2001, respectively.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

General

Net earnings amounted to $329,000 for the three months ended March 31, 2002, an increase of $45,000, or 15.8%, compared to the $284,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $254,000 increase in net interest income, which was partially offset by a $22,000 increase in the provision for losses on loans, a $26,000 decrease in other income, a $118,000 increase in general, administrative and other expense and a $43,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $115,000, or 5.6%, during the three-month period ended March 31, 2002, compared to the 2001 period. This decrease was due primarily to a 64 basis point decrease in the weighted-average yield, to 7.60% for the quarter ended March 31, 2002, which was partially offset by a $2.4 million, or 2.4%, increase in the average portfolio balance outstanding year to year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $159,000, or 29.8%, due primarily to a 203 basis point decrease in the weighted-average yield, to 4.52% for the 2002 quarter, and a $584,000, or 1.8%, decrease in the average balance of the related assets year to year.

Interest expense on deposits decreased by $444,000, or 29.0%, for the three months ended March 31, 2002, compared to the same quarter in 2001. This decrease was due primarily to a 171 basis point decrease in the weighted-average cost of deposits, to 3.58% for the quarter ended March 31, 2002, which was partially offset by a $5.7 million, or 4.9%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $84,000, or 73.0%, due primarily to a $2.8 million decrease in the average balance of borrowings outstanding and a 354 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $254,000, or 26.9%, to a total of $1.2 million for the three months ended March 31, 2002. The interest rate spread increased to 3.29% for the three months ended March 31, 2002, from 2.37% for the 2001 period, while the net interest margin increased to 3.54% in the 2002 period, compared to 2.88% in the 2001 period.

Provision for Losses on Loans

Management elected to record a $23,000 provision for losses on loans for the three-month period ended March 31, 2002. The current period provision was attributable to the level of charge-offs recorded during the period. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Other Income

Other income amounted to $103,000 for the three months ended March 31, 2002, a decrease of $26,000, or 20.2%, compared to the same period in 2001, due primarily to the effects of the gain on sale of investment securities in the 2001 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $800,000 for the three months ended March 31, 2002, an increase of $118,000, or 17.3%, compared to the same period in 2001. This increase was comprised primarily of a $23,000, or 5.8%, increase in employee compensation and benefits and an $86,000, or 78.9%, increase in other operating expense. The increase in employee compensation and benefits expense was due primarily to normal merit increases and an increase in incentive compensation, which were partially offset by a decrease in expense related to the MRP stock benefit plan. The increase in other operating expense was due primarily to an increase in costs related to the Corporation's investment in a low income housing partnership and increased professional fees, including regulatory compliance consulting services, during the quarter.

Federal Income Taxes

The provision for federal income taxes totaled $150,000 for the three months ended March 31, 2002, an increase of $43,000, or 40.2%, compared to the same period in 2001. This increase resulted primarily from the increase in net earnings before taxes of $88,000, or 22.5%, which was partially offset by tax credits from the Savings Bank's investment in a low income housing partnership. The effective tax rates were 31.3% and 27.4% for the three-month periods ended March 31, 2002 and 2001, respectively.

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



                                     ASB FINANCIAL CORP.



Date:    May 13, 2002                By:  /s/Robert M. Smith
       ------------------                 -----------------------------------
                                          Robert M. Smith
                                          President and Chief Executive Officer



Date:    May 13, 2002                By:  /s/Michael L. Gampp
       ------------------                 ------------------------------------
                                          Michael L. Gampp
                                          Chief Financial Officer