Form 10KSB
period 2002-06-30
ASB FINANCIAL CORP /OH
filed 2002-09-30
CIK 944304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2002

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______________ to ________________

                         Commission File Number: 0-25906

                               ASB FINANCIAL CORP.
                     -------------------------------------
                 (Name of small business issuer in its charter)

          Ohio                                                31-1429488
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)



                 503 Chillicothe Street, Portsmouth, Ohio 45662
               (Address of principal executive offices) (zip code)

                           Issuer's telephone number:
                                 (740) 354-3177

      Securities registered pursuant to Section 12(b) of the Exchange Act:
         None                                                 None
 --------------------                              ----------------------
 (Title of each class)                             (Name of each exchange
                                                     on which registered)

       Securities registered pursuant to Section 12(g)of the Exchange Act:

                        Common Shares, without par value
          ----------------------------------------------------------
                                (Title of Class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  The issuer's revenues for the fiscal year ended June 30, 2002, were $10.0 million.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq National Market, was $16.6 million on September 16, 2002.

                  1,526,062 of the issuer's common shares were issued and outstanding on September 16, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

PartII of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

                                    PART I

Item 1.  Description of Business

General

         ASB Financial Corp. ("ASB"), an Ohio corporation formed in 1995, is a unitary savings and loan holding company which owns all of the outstanding common shares of American Savings Bank, fsb ("American"), a federal savings bank, issued by American upon its conversion from a mutual savings association to a stock savings association in May 1995 (the "Conversion").

         American is principally engaged in the business of originating real estate loans secured by first mortgages on one- to four-family residential real estate located in American's primary market area, which consists of the City of Portsmouth, the City of Waverly and contiguous areas of Scioto and Pike County, Ohio. American also makes loans secured by multifamily real estate (over four units) and nonresidential real estate and secured and unsecured consumer loans. In addition, American purchases interests in multifamily real estate and nonresidential real estate loans originated and serviced by other lenders. American also invests in mortgage-backed securities, U.S. Government agency obligations, obligations of state and political subdivisions, and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and loan principal and mortgage-backed security repayments.

         American conducts business from its main office in Portsmouth, Ohio and a branch office in Waverly, Ohio. American's primary market area for lending consists of Scioto and Pike County, Ohio, and for deposits consists of Scioto and Pike County and adjacent communities in North Central Kentucky.

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

         Loan Portfolio Composition. The following table presents certain information regarding the composition of American's loan portfolio at the dates indicated:

                                                                        At June 30,

                                                     2002                     2001                         2000
                                                         Percent                    Percent                    Percent
                                                         of total                  of total                   of total
                                              Amount      loans        Amount        loans        Amount        loans
                                                                        (Dollars in thousands)
Real estate loans:
    One- to four-family                        $ 73,300     65.8%      $ 71,817       67.6%      $65,278        67.4%
    Multifamily                                   4,717      4.2          3,452        3.2         3,160         3.3
    Nonresidential and land                      12,436     11.2         11,684       11.0        11,691        12.1
    Construction                                  1,342      1.2          1,649        1.6           992         1.0
    Home equity                                   5,093      4.6          5,366        5.0         5,863         6.0
                                                -------    -----        -------      -----        ------       -----
      Total real estate loans                    96,888     87.0         93,968       88.4        86,984        89.8
Commercial                                       10,622      9.5          8,094        7.6         5,842         6.0
Consumer and other loans:
    Passbook                                        647       .6            594         .6           834          .9
    Home improvement                              1,220      1.1          1,194        1.1         1,277         1.3
    Automobile                                    1,801      1.6          1,979        1.9         1,666         1.7
    Other                                           234       .2            461         .4           322          .3
                                                -------    -----        -------      -----        ------       -----
      Total consumer and other loans              3,902      3.5          4,228        4.0         4,099         4.2
                                                -------    -----        -------      -----        ------       -----

Total loans                                     111,412    100.0%       106,290      100.0%       96,925       100.0%
                                                           =====                     =====                     =====
Less:
    Loans in process                              1,365                   2,065                    1,255
    Net deferred loan origination fees and
      unearned discounts                            177                     204                      203
    Allowance for loan losses                       855                     713                      723
                                                -------                 -------                   ------

Total loans - net                              $109,015                $103,308                  $94,744
                                                =======                 =======                   ======


         Loan Maturity. The following table sets forth the contractual maturity of American's total loans at June 30, 2002 before consideration of net items:

Due during the fiscal          One- to                                                    Consumer
year ending June 30,     four-family (1)(2)   Multifamily (1)   Nonresidential (1)(3)     and other               Total
                                                                    (In thousands)
2003                          $ 2,456             $  228             $ 2,248               $  736           $  5,668
2004                            2,646                247               2,423                  806              6,122
2005                            2,852                266               2,611                  881              6,610
2006 - 2007                     6,386                598               5,846                1,479             14,309
2008 - 2012                    20,841              1,971               9,930                    -             32,742
2013 - 2017                    30,288              1,407                   -                    -             31,695
2018 and thereafter            14,266                  -                   -                    -             14,266
                               ------              -----              ------                -----            -------
     Total                    $79,735             $4,717             $23,058               $3,902           $111,412
                               ======              =====              ======                =====            =======

-----------------------------

(1)  Includes construction loans.

(2)  Includes home equity loans.

(3)  Includes land development and commercial loans.


         Loans Secured by One- to Four-Family Real Estate. The principal lending activity of American is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family homes, located within American's primary market area. A first mortgage on the underlying real estate and any improvements thereon secures each of such loans. At June 30, 2002, American's one- to four-family residential real estate loan portfolio, including construction loans secured by one- to four-family residences, was approximately $73.3 million, or 65.8% of total loans.

         OTS regulations limit the amount which American may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. In accordance with OTS regulations, American makes loans on one- to four-family residences with LTVs of up to 95%. Private mortgage insurance usually covers the principal amount of any loan which exceeds an 85% LTV at the time of origination, at the expense of the borrower.

         American currently offers fixed-rate loans for terms of up to 30 years. Most of the fixed-rate loans in American's portfolio, however, have terms of 15 years or less.

         American also offers adjustable-rate residential real estate loans ("ARMs") for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on one-year and three-year ARMs presently originated by American are tied to the one-year and three-year U.S. Treasury securities rates or the Previously Occupied Homes index published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on a three-year ARM is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

         Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 2002, American's home equity loans totaled $5.1 million, or 4.6% of total loans.

         Loans Secured by Multifamily Real Estate. American originates and purchases interests in loans secured by multifamily properties containing over four units. American originates multifamily loans with terms of up to 15 years and a maximum LTV of 75%. Approximately 45% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. American attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. American requires that borrowers submit rent rolls and financial statements annually to enable American to monitor the loan.

         At June 30, 2002, loans secured by multifamily properties totaled approximately $4.7 million, or 4.2% of total loans, of which $2.1 million are participation interests purchased in loans originated by other financial institutions.

         Loans Secured by Nonresidential Real Estate and Land. At June 30, 2002, approximately $12.4 million, or 11.2% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel located in American's primary market area. Also included in American's nonresidential real estate loan portfolio is $3.2 million in participation interests which have been purchased in loans originated by other financial institutions.

         American has land loans with principal balances totaling $1.0 million secured by developed land which has been subdivided for single-family home construction in American's market area. American occasionally originates loans for the construction of nonresidential real estate. At June 30, 2002, American had outstanding nonresidential real estate construction loans with an aggregate balance of $126,000.

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

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2002, construction loans, in the aggregate, totaled $1.3 million, or 1.2% of American's total loans. Approximately 90% of American's construction loans are secured by property in Scioto County, Ohio.

         Commercial Loans. At June 30, 2002, approximately $10.6 million, or 9.5%, of American's total loans were commercial loans. The majority of commercial loans are originated to businesses in American's primary market area. Commercial loans may be secured by real estate, inventory, accounts receivable or equity securities, or they may be unsecured.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependant on the income stream and successful operation of a business, which can be affected by economic conditions.

         Consumer and Other Loans. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and unsecured personal loans. Consumer loans, other than loans on deposits, are generally made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 2002, American had approximately $3.9 million, or 3.5% of total loans, invested in consumer and other loans.

         Home improvement loans include loans insured by the Federal Housing Administration. Home improvement loans typically have a five-year term and a fixed rate of interest.

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

         American's loan personnel take all loan applications for permanent real estate loans. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with American's underwriting guidelines to American's Executive Committee. Any loan for more than $250,000 must be reviewed and approved by the full Board of Directors.

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

         The following table presents American's loan origination and purchase activity for the periods indicated:

                                                                  Year ended June 30,
                                                         2002              2001              2000
                                                                     (In thousands)
Loans originated:
  Adjustable-rate:
   One- to four-family real estate                       $ 3,075         $ 3,616           $ 1,683
   Multifamily real estate                                   -               -                 640
   Nonresidential real estate                              3,832           4,451             1,577
   Commercial                                              2,459           2,286             4,311
                                                          ------          ------            ------
    Total adjustable-rate                                  9,366          10,353             8,211

  Fixed-rate:
   One- to four-family real estate                        16,945          11,830            18,048
   Nonresidential real estate                                136             155               821
   Commercial                                              5,451           3,492               -
   Consumer                                                2,635           2,817             2,885
                                                          ------          ------            ------
    Total fixed-rate                                      25,167          18,294            21,754

Loans purchased                                            2,000           2,872             1,875
Loans acquired from Waverly Building and Loan
   Company                                                 3,770             -                 -
                                                          ------          ------            ------

    Total loans originated, purchased and acquired        40,303          31,519            31,840

Reductions:
   Principal repayments                                   34,588          23,005            19,232
Increase (decrease) in other items, net (1)                   (8)             50                46
                                                          ------          ------            ------
Net increase                                             $ 5,707         $ 8,564           $12,654
                                                          ======          ======            ======

------------------------------

(1) Consists of loans in process, unearned discounts and deferred loan origination fees and the allowance for loan losses.

         Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

         Based on the 15% limit, American was able to lend approximately $2.1 million to one borrower at June 30, 2002. The largest loan American had outstanding to one borrower at June 30, 2002, was a $1.3 million loan secured by nonresidential real estate.

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

         The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                      At June 30, 2002
                       Residential real estate   Nonresidential real estate (2)     Consumer and other                 Total
                      Number    Amount   % (1)     Number   Amount    % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                                                                   (Dollars in thousands)
Loans delinquent for:
  30-59 days            16     $  976      .9%        -      $  -       - %        11      $137      .1%        27    $1,113    1.0%
  60-89 days            14        778      .7         -         -       -          10       168      .2         24       946     .9
  90 days and over      14        517      .4         2       445       .4         15       190      .1         31     1,152     .9
                        --      -----     ---        --       ---       --         --       ---      --         --     -----    ---
  Total delinquent
  loans                 44     $2,271     2.0%        2      $445       .4%        36      $495      .4%        82    $3,211    2.8%
                        ==      =====     ===        ==       ===       ==         ==       ===      ==         ==     =====    ===


                                                                      At June 30, 2001
                       Residential real estate   Nonresidential real estate (2)     Consumer and other                 Total
                      Number    Amount   % (1)     Number   Amount    % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                                                                   (Dollars in thousands)
Loans delinquent for:
  30-59 days            29     $1,175     1.1%        4      $314       .3%        13      $358      .3%        46    $1.847    1.7%
  60-89 days             6        218      .2         -         -       -           7        32      -          13       250     .2
  90 days and over      12        562      .5         -         -       -          14        56      .1         26       618     .6
                        --      -----     ---        --       ---       --         --       ---      --         --     -----    ---
  Total delinquent
  loans                 47     $1,955     1.8%        4      $314       .3%        34      $446      .4%        85    $2,715    2.5%
                        ==      =====     ===        ==       ===       ==         ==       ===      ==         ==     =====    ===


                                                                       At June 30, 2000
                       Residential real estate   Nonresidential real estate (2)     Consumer and other                 Total
                      Number    Amount   % (1)     Number   Amount    % (1)      Number   Amount    % (1)    Number   Amount   % (1)
                                                                   (Dollars in thousands)
Loans delinquent for:
  30-59 days            30     $1,426     1.5%        1       $41       - %        15      $282      .3%        46    $1,749    1.8%
  60-89 days             8        317      .3         -         -       -           5        68      .1         13       385     .4
  90 days and over       4        266      .3         -         -       -           6        15      -          10       281     .3
                        --      -----     ---        --        --       --         --       ---      --         --     -----    ---
  Total delinquent
  loans                 42     $2,009     2.1%        1       $41       - %        26      $365      .4%        69    $2,415    2.5%
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

         The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:

                                                                        At June 30,
                                                         2002               2001              2000
                                                                   (Dollars in thousands)
Nonaccrual loans                                       $  871                $493              $229

Accruing loans delinquent
  90 days or more                                         281                 125                52
                                                        -----                 ---               ---

   Total nonperforming loans                            1,152                 618               281

Real estate acquired through foreclosure                    -                   -                 -
                                                        -----                 ---               ---

  Total nonperforming assets                           $1,152                $618              $281
                                                        =====                 ===               ===

  Allowance for loan losses                              $855                $713              $723
                                                          ===                 ===               ===

  Nonperforming assets as a percent
    of  total assets                                      .78%                .44%              .21%

  Allowance for loan losses as a percent of
    nonperforming assets                                74.22%             115.37%           257.30%


         For the year ended June 30, 2002, gross interest income which American would have recorded had nonaccrual loans been current in accordance with their original terms was $44,000, and American recorded $9,000 in interest on nonaccrual loans during such period.

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

         The aggregate amounts of American's classified assets at the dates indicated were as follows:

                                                              At June  30,
                                          2002                    2001                   2000
                                                              (In thousands)
Classified assets
  Substandard                              $949                    $581                   $245
  Doubtful                                    -                       -                      -
  Loss                                        -                       -                      -
                                            ---                     ---                    ---
   Total classified assets                 $949                    $581                   $245
                                            ===                     ===                    ===


         American may establish general loan loss allowances for loans classified as substandard or doubtful. Generally, American charges off the portion of any real estate loan deemed to be uncollectible, whereas it uses a loss classification and corresponding reserve for consumer loans.

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

         The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:

                                                                 For the year ended June 30,
                                                              2002          2001         2000
                                                                   (Dollars in thousands)
Balance at beginning of period                                $713           $723         $733
Charge-offs:
  Residential real estate loans (1)                            (42)             -           (1)
  Nonresidential real estate                                   (29)             -            -
  Consumer loans                                               (17)           (11)         (10)
                                                               ---            ---          ---
  Total charge-offs                                            (88)           (11)         (11)
Provision for losses on loans                                   70              1            1
Allowance resulting from acquisition of Waverly
  Building and Loan company                                    160              -            -
                                                               ---            ---          ---
Balance at end of period                                      $855           $713         $723
                                                               ===            ===          ===

  Ratio of net charge-offs to average loans
     outstanding during the period                             .08%           .01%         .01%


------------------------------

(1)  Includes multifamily loans.

         The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:

                                                                         At June 30,
                                                2002                         2001                           2000
                                                    Percent of                     Percent of                    Percent of
                                                   loans in each                 loans in each                  loans in each
                                                    category to                   category to                    category to
                                         Amount     total loans      Amount       total loans       Amount       total loans
                                                                       (Dollars in thousands)
Balance at year end applicable to:
   Real estate loans                       $ 43          87.0%        $ 25             88.4%         $ 12             89.8%
   Commercial loans                         111           9.5            -              7.6             -              6.0
   Consumer and other loans                  42           3.5           43              4.0            16              4.2
   Unallocated                              659             -          645                -           695                -
                                            ---         -----          ---            -----           ---            -----
   Total                                   $855         100.0%        $713            100.0%         $723            100.0%
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

         The following table sets forth the composition of ASB's investments, other than mortgage-backed securities, at the dates indicated:

                                                                          At June 30,
                                                    2002                     2001                      2000
                                           Carrying      Percent     Carrying     Percent     Carrying      Percent
                                             value      of total       value      of total     value       of total
                                                                      (Dollars in thousands)
Investments designated
as held to maturity:
    Interest-bearing deposits in other
      financial institutions                 $ 6,376        23.4%      $ 4,009        16.2%     $ 4,152       17.8%

Investments designated
as available for sale:
    U.S. Government agency obligations        19,576        71.9        19,407        78.3       18,263       78.5
    Municipal obligations                         40          .1             -          -             -          -
    Corporate equity securities                  302         1.1           276         1.1          135         .6
    FHLMC stock                                  948         3.5         1,089         4.4          729        3.1
                                              ------       -----        ------       -----       ------      -----

    Total investments designated
      as available for sale                   20,866        76.6        20,772        83.8       19,127       82.2
                                              ------       -----        ------       -----       ------      -----

Total investments                            $27,242       100.0%      $24,781       100.0%     $23,279      100.0%
                                              ======       =====        ======       =====       ======      =====

         The following table sets forth information regarding the maturities, book value and weighted average yields of ASB's investment securities, other than mortgage-backed securities, at June 30, 2002:

                                         Maturing in             Maturing in            Maturing in
                                          1-5 years              5-10 years              10-20 years                  Total
                                                 Weighted                Weighted                 Weighted
                                     Amortized   average    Amortized     average     Amortized    average    Amortized    Market
                                       cost       yield       cost        yield         cost        yield        cost       value
                                                              (Dollars in thousands)
Investments designated as
available for sale:
  U.S. Government
    agency obligations               $10,108       4.62%      $6,491        5.90%       $2,803      5.98%      $19,402     $19,576
  Municipal obligations                    -          -           40        4.23             -         -            40          40
  Corporate equity securities              -          -            -           -             -         -           263         302
  FHLMC stock                                         -            -           -             -         -            15         948
                                      ------       ----        -----        ----         -----      ----        ------      ------
       Total                         $10,108       4.62%      $6,531        5.88%       $2,803      5.98%      $19,720     $20,866
                                      ======       ====        =====        ====         =====      ====        ======      ======


         American has been an active purchaser of mortgage-backed securities. At June 30, 2002, mortgage-backed securities totaled $7.1 million or 4.8% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, including participations or pass-through securities issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA, and collateralized mortgage obligations ("CMOs"). American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.

                                              At June 30, 2002                                     At June 30, 2001
                                              Gross        Gross                                   Gross       Gross
                               Amortized   unrealized   unrealized    Estimated    Amortized    unrealized  unrealized  Estimated
                                 cost        gains       losses      fair value       cost          gains      losses    fair value
                                                                          (In thousands)
Available for sale:
  FHLMC participation
     certificates              $1,441         $ 35          $ -        $1,476        $  772          $22         $ -       $  794
  FNMA participation
     certificates               2,373           15            3         2,385           475            9           -          484
  GNMA participation
     certificates               2,355           97            -         2,452         3,207           42          13        3,236
  Collateralized mortgage
     obligations                  780            -            2           778         4,196           18          12        4,202
                                -----          ---           --         -----         -----           --          --        -----
    Total mortgage-backed
    securities                 $6,949         $147          $ 5        $7,091        $8,650          $91         $25       $8,716
                                =====          ===           ==         =====         =====           ==          ==        =====

                                             At June 30, 2000
                                             Gross      Gross
                               Amortized  unrealized  unrealized   Estimated
                                  cost       gains       losses    fair value
                                              (In thousands)
Available for sale:
  FHLMC participation
     certificates                $1,020         $ 5       $  9       $1,016
  FNMA participation
     certificates                   931           3         37          897
  GNMA participation
     certificates                 2,596          15         56        2,555
  Collateralized mortgage
     obligations                  4,359           -        211        4,148
                                  -----          --        ---        -----
    Total mortgage-backed
    securities                   $8,906         $23       $313       $8,616
                                  =====          ==        ===        =====

Deposits and Borrowings

         Deposits. American's primary source of funds for use in lending and other investment activities is deposits. In addition to deposits, American derives funds from interest payments and principal repayments on loans and mortgage-backed securities and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions. American attracts deposits principally from within its primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market deposit accounts, money market checking accounts, passbook savings accounts, term certificate accounts and individual retirement accounts ("IRAs"). American's management periodically establishes the interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts based on American's liquidity requirements, growth goals and interest rates paid by competitors. American does not use brokers to attract deposits, and the amount of deposits from outside American's primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:

                                                                 At June 30,
                                           2002                       2001                       2000
                                                 Percent                   Percent                     Percent
                                                 of total                  of total                   of total
                                    Amount       deposits     Amount       deposits      Amount       deposits
                                                              (Dollars in thousands)
  Transaction accounts:
    Passbook accounts             $ 10,919           8.6%    $  8,004          6.6%    $  7,735           7.0%
    Demand, NOW and Super NOW
     accounts                        8,297           6.5        8,429          7.0        7,237           6.6
    Money market deposit
     accounts                       21,920          17.3       18,292         15.2       15,790          14.4
                                   -------         -----      -------        -----      -------         -----

      Total transaction             41,136          32.4       34,725         28.8       30,762          28.0
        accounts

  Certificates of deposit:
     2.00 - 2.99%                   18,612          14.7          -             -           -              -
     3.00 - 3.99%                   23,574          18.6          254           .2          -              -
     4.00 - 4.99%                   20,196          15.9       12,638         10.4          310            .3
     5.00 - 5.99%                   15,071          11.9       30,836         25.5       76,022          69.1
     6.00 - 6.99%                    6,835           5.4       29,812         24.7        2,818           2.6
     7.00 - 7.99%                    1,373           1.1       12,391         10.3           30            -
     8.00 - 8.99%                       75            -            69           .1           65            -
                                   -------         -----      -------        -----      -------         -----

      Total certificates of
       deposit                      85,736          67.6       86,000         71.2       79,245          72.0
                                   -------         -----      -------        -----      -------         -----

    Total deposits                $126,872         100.0%    $120,725        100.0%    $110,007         100.0%
                                   =======         =====      =======        =====      =======         =====


         The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:

                                                                       At June 30,
                                                 2002                      2001                      2000
                                                                      (In thousands)
  Less than one year                             $59,243                  $59,377                   $52,822
  One to two years                                21,897                   25,150                    25,108
  Two to three years                               1,960                    1,071                     1,091
  Over three years                                 2,636                      402                       224
                                                  ------                   ------                    ------
  Total                                          $85,736                  $86,000                   $79,245
                                                  ======                   ======                    ======

         The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2002:

                                                                                   At June 30, 2002
  Certificates of deposit with balances of $100,000                                  (In thousands)
     or more maturing in quarter ending (1):
      September 30, 2002                                                                 $ 5,874
      December 31, 2002                                                                    2,687
      March 31, 2003                                                                       2,824
      June 30, 2003                                                                        2,673
      After June 30, 2003                                                                  4,300
                                                                                          ------

       Total certificates of deposit with balances of $100,000 or more                   $18,358
                                                                                          ======

----------------------------

(1)  Account balances over $100,000 are not insured by the FDIC.


         The following table sets forth American's deposit account balance activity for the periods indicated:

                                                                   Year ended June 30,
                                                       2002                  2001               2000
                                                                    (Dollars in thousands)
  Beginning balance                                $120,725                $110,007          $100,954
  Deposits                                          543,956                 296,499           277,401
  Deposits acquired from Waverly
     Building and Loan Company                        4,723                     -                 -
  Withdrawals                                      (547,474)               (290,880)         (272,254)
  Interest credited                                   4,942                   5,099             3,906
                                                    -------                 -------           -------
  Ending balance                                   $126,872                $120,725          $110,007
                                                    =======                 =======           =======

  Net increase                                     $  6,147                $ 10,718          $  9,053
                                                    =======                 =======           =======
  Percent increase                                     5.09%                   9.74%             9.00%
                                                       ====                    ====              ====


         Borrowings. American's other sources of funds include advances from the Federal Home Loan Bank ("FHLB") and other borrowings. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB of Cincinnati. American complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.0 million at June 30, 2002.

         FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2002, American had $4.2 million outstanding in advances from the FHLB.

         The following table sets forth certain information as to American's FHLB advances at the dates indicated:

                                                                          At June 30,
                                                     2002                     2001                   2000
                                                                   (Dollars in thousands)
FHLB advances                                        $4,223                   $4,257                $7,790
Weighted average interest rate
                                                      1.95%                    3.78%                 5.85%



         The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:

                                                                       Year ended June 30,
                                                     2002                     2001                     2000
                                                                     (Dollars in thousands)
FHLB advances:
   Maximum balance                                   $6,560                   $6,788                   $7,807
   Average balance                                   $5,039                   $5,217                   $6,884
   Weighted average interest rate                     2.36%                    6.63%                    5.72%


American had no other borrowings during fiscal 2002.

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

Subsidiary Activities

         American has one wholly-owned subsidiary, A.S.L. Services, Inc. ("ASL"), which owns stock in American's data processing service provider. At June 30, 2002, the stock held by the service corporation had a book value of $114,000. ASL also has an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $132,000 at June 30, 2002.

Personnel

         As of June 30, 2002, American had 29 full-time employees and 9 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and retirement plan benefits. None of the employees of American is represented by a collective bargaining unit.


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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 2002, met the standards for the highest category, a "well-capitalized" institution.

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

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of its assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2002, American qualified as a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 2002.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 2002.

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

         As a unitary savings and loan holding company, ASB generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2002, American met the QTL test.

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

Federal Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At June 30, 2002, American was in compliance with the reserve requirements.

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

         American's average gross receipts for the three tax years ending on June 30, 2002, is $10.1 million, and, as a result, American does not qualify as a small corporation exempt from the alternative minimum tax.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like American, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2002, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $2.5 million of accumulated earnings and profits for tax purposes as of June 30, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

         The tax returns of American have been audited or closed without audit through fiscal year 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American.

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

         ASB may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based salary on net earnings would still apply. To be exempt, ASB must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of American.

         American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the taxable book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.           Description of Property

                  American owns the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located and the properties at 118 North Market Street, Waverly, Ohio and 907 Chillicothe Street, Portsmouth, Ohio. At June 30, 2002, the net book value of these properties, including the buildings was $1.1 million, and American's office premises and equipment had a total net book value of $1.3 million. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

                  Not applicable.

Item 5.           Market for Common Equity and Related Stockholder Matters

                  The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 2002 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

                  The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.           Consolidated Financial Statements

                  The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 7, 2002, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

                  The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Ownership of ASB Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10.          Executive Compensation

                  The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

                  The information contained in the Proxy Statement under the caption "Ownership of ASB Stock" is incorporated herein by reference.

                  ASB maintains the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The Plan was approved by ASB's shareholders at the 1995 Annual Meeting of Shareholders.

                  The following table shows, as of June 30, 2002, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                                                         Equity Compensation Plan Information
                                            (a)                         (b)                          (c)
                                                                                            Number of securities
                                                                                           remaining available for
                                    Number of securities                                    future issuance under
                                     to be issued upon            Weighted-average        equity compensation plans
                                        exercise of              exercise price of          (excluding securities
Plan Category                       outstanding options         outstanding options       reflected in column (a))
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders                 212,915                       $7.69                        21,979
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security
holders.                                         N/A                         N/A                           N/A
------------------------------------------------------------------------------------------------------------------

Total                                        212,915                       $7.69                        21,979

------------------------------------------------------------------------------------------------------------------


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

                           20       Proxy Statement

                           21       Subsidiaries of ASB Financial Corp.
                                    (incorporated by reference)

                           99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

                           99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.


Item 14.          Controls and Procedures

                  Since this Form 10-KSB is being filed for the period ended June 30, 2002, no disclosures are required pursuant to Item 307(a) of Regulation S-B. There have not been any significant changes in internal controls or in other factors that would require disclosure pursuant to Item 307(b).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASB FINANCIAL CORP.


                                        By /s/ Robert M. Smith
                                          ---------------------------------
                                           Robert M. Smith
                                           President


                                           Date: September 27, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Gerald R. Jenkins                   By /s/ Lee O. Fitch
  -------------------------------            ------------------------
    Gerald R. Jenkins                          Lee O. Fitch
    Director                                   Director


Date: September 27, 2002                   Date: September 27, 2002



By /s/ William J. Burke                    By /s/ Louis M. Schoettle
  -------------------------------            -----------------------
    William J. Burke                           Louis M. Schoettle
    Director                                   Director


Date: September 27, 2002                   Date: September 27, 2002



By /s/ Robert M. Smith                     By /s/ Michael L. Gampp
  -------------------------------            ---------------------
    Robert M. Smith                            Michael L. Gampp
    President and Director                     Chief Financial Officer
    (Principal Executive Officer)              (Principal Financial Officer and
                                                  Principal Accounting Officer)

Date: September 27, 2002                   Date: September 27, 2002

                                  CERTIFICATION

I, Robert M. Smith, certify that:

1.   I have reviewed this annual report on Form 10-KSB of ASB Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 27, 2002                     /s/ Robert M. Smith
                                             -------------------------------
                                             Robert M. Smith
                                             President
                                             [Chief Executive Officer]

                                  CERTIFICATION

I, Michael L. Gampp, certify that:

1.   I have reviewed this annual report on Form 10-KSB of ASB Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 27, 2002                    /s/ Michael L. Gampp
                                            -------------------------------
                                            Michael L. Gampp
                                            Chief Financial Officer

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

     10.2        American Savings Bank, fsb Management Recognition Plan        Incorporated by reference to the 1996
                 and Trust Agreement                                           Form 10-KSB, Exhibit 10.2

     13          2002 Annual Report to Shareholders

     20          Proxy Statement for 2002 Annual Meeting                       Incorporated by reference to the Proxy
                                                                               Statement for the 2002 Annual Meeting of
                                                                               Shareholders filed with the SEC on
                                                                               September 23, 2002

     21          Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                               Form 10-KSB, Exhibit 21

     99.1 Certification of Chief Executive Officer Pursuant to18 U.S.C. Section 1350

     99.2        Certification of Chief Financial Officer Pursuant to
                 18 U.S.C. Section 1350