Form 10QSB
period 2002-09-30
ASB FINANCIAL CORP /OH
filed 2002-11-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                               -----------------------------------------------

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 6, 2002 - 1,526,079 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                                      INDEX

                                                                          Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                   3

            Consolidated Statements of Earnings                              4

            Consolidated Statements of Comprehensive Income                  5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      10


PART II  -  OTHER INFORMATION                                               13

SIGNATURES                                                                  14

CERTIFICATIONS                                                              15

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $    930            $  1,428
Interest-bearing deposits in other financial institutions                                     3,102               6,276
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,032               7,704

Certificates of deposit in other financial institutions                                         100                 100
Investment securities available for sale - at market                                         20,802              20,866
Mortgage-backed securities available for sale - at market                                     9,442               7,091
Loans receivable - net                                                                      110,043             109,015
Office premises and equipment - at depreciated cost                                           1,499               1,277
Federal Home Loan Bank stock - at cost                                                        1,029               1,017
Accrued interest receivable on loans                                                            181                 216
Accrued interest receivable on mortgage-backed securities                                        53                  41
Accrued interest receivable on investments and interest-bearing deposits                        350                 293
Prepaid expenses and other assets                                                               664                 646
Deferred federal income taxes                                                                    -                    6
                                                                                            -------             -------

         Total assets                                                                      $148,195            $148,272
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $126,058            $126,872
Advances from the Federal Home Loan Bank                                                      4,214               4,223
Advances by borrowers for taxes and insurance                                                    77                 162
Accrued interest payable                                                                        569                  85
Other liabilities                                                                             1,398               1,307
Accrued federal income taxes                                                                     41                 169
Deferred federal income taxes                                                                    89                  -
                                                                                            -------             -------
         Total liabilities                                                                  132,446             132,818

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,760,698 and 1,760,681 shares issued at September 30, 2002 and
    June 30, 2002, respectively                                                                  -                   -
  Additional paid-in capital                                                                  8,619               8,619
  Retained earnings, restricted                                                               9,438               9,152
  Shares acquired by stock benefit plans                                                       (537)               (537)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                879                 850
  Less 234,619 and 232,819 shares of treasury stock at September 30, 2002
    and June 30 2002, respectively - at cost                                                 (2,650)             (2,630)
                                                                                            -------             -------
         Total shareholders' equity                                                          15,749              15,454
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $148,195            $148,272
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)

                                                                                                 2002              2001
Interest income
  Loans                                                                                        $2,031            $2,066
  Mortgage-backed securities                                                                      129               131
  Investment securities                                                                           303               317
  Interest-bearing deposits and other                                                              11                57
                                                                                                -----             -----
         Total interest income                                                                  2,474             2,571

Interest expense
  Deposits                                                                                      1,058             1,511
  Borrowings                                                                                       21                41
                                                                                                -----             -----
         Total interest expense                                                                 1,079             1,552
                                                                                                -----             -----

         Net interest income                                                                    1,395             1,019

Other income
  Gain on investment securities transactions                                                        5                31
  Other operating                                                                                 128                92
                                                                                                -----             -----
         Total other income                                                                       133               123

General, administrative and other expense
  Employee compensation and benefits                                                              468               415
  Occupancy and equipment                                                                          44                46
  Franchise taxes                                                                                   3                45
  Data processing                                                                                 131                93
  Other operating                                                                                 191               151
                                                                                                -----             -----
         Total general, administrative and other expense                                          837               750
                                                                                                -----             -----

         Earnings before income taxes                                                             691               392

Federal income taxes
  Current                                                                                         123                76
  Deferred                                                                                         80                33
                                                                                                -----             -----
         Total federal income taxes                                                               203               109
                                                                                                -----             -----

         NET EARNINGS                                                                          $  488            $  283
                                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                                 $.32              $.19
                                                                                                  ===               ===

           Diluted                                                                               $.31              $.18
                                                                                                  ===               ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2002                2001
Net earnings                                                                                   $488                $283

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $16 and $2 in 2002 and 2001, respectively                                      32                   3

Reclassification adjustment for realized gains included in earnings,
  net of tax of $2 and $11 in 2002 and 2001, respectively                                        (3)                (20)
                                                                                                ---                 ---

Comprehensive income                                                                           $517                $266
                                                                                                ===                 ===

Accumulated comprehensive income                                                               $879                $762
                                                                                                ===                 ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   488           $   283
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             73                 8
    Amortization of deferred loan origination fees                                                (23)              (24)
    Depreciation and amortization                                                                  36                27
    Federal Home Loan Bank stock dividends                                                        (12)              (14)
    Gain on investment securities transactions                                                     (5)              (31)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (34)               58
      Prepaid expenses and other assets                                                           (18)              310
      Accrued interest payable                                                                    484               765
      Other liabilities                                                                            91                67
      Federal income taxes
        Current                                                                                  (128)              (56)
        Deferred                                                                                   80                33
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,032             1,426

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                             5,003             6,296
  Proceeds from sale of investment securities                                                      -                 32
  Purchase of investment securities                                                            (4,879)           (3,089)
  Principal repayments on mortgage-backed securities                                            3,963               833
  Purchase of mortgage-backed securities                                                       (6,398)               -
  Loan principal repayments                                                                     9,703             9,005
  Loan disbursements                                                                          (10,708)          (10,404)
  Purchase of office premises and equipment                                                      (258)               -
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (3,574)            2,673

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                               (814)             (334)
  Repayment of Federal Home Loan Bank advances                                                     (9)               (8)
  Advances by borrowers for taxes and insurance                                                   (85)              (80)
  Purchase of treasury stock                                                                      (20)               -
  Dividends paid on common shares                                                                (202)             (184)
                                                                                               ------            ------
         Net cash used in financing activities                                                 (1,130)             (606)
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                           (3,672)            3,493

Cash and cash equivalents at beginning of period                                                7,704             4,649
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 4,032           $ 8,142
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                          $595              $787
                                                                                                  ===               ===

    Federal income taxes                                                                         $230              $ 53
                                                                                                  ===               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                         $ 29              $(17)
                                                                                                  ===               ===

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For three-month periods ended September 30, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    In June 2002, the Corporation's wholly-owned subsidiary, American Savings Bank, fsb ("American" or the "Savings Bank") acquired substantially all of the assets and liabilities of The Waverly Building and Loan Company ("Waverly"). The acquisition was accounted for using the purchase method of accounting. The business combination with Waverly added approximately $5.6 million in assets and $4.6 million in liabilities to the Corporation at June 30, 2002. Consistent with the purchase method of accounting, the Corporation's prior years operating results were not restated for the acquisition.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and American. All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 21,979 and 34,918 unallocated ESOP shares for the three month periods ended September 30, 2002 and 2001, respectively. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

    For the three months ended September 30,                           2002                  2001
           Weighted-average common shares
             outstanding (basic)                                  1,505,233             1,503,861

           Dilutive effect of assumed exercise
             of stock options                                        70,534                46,913
                                                                  ---------             ---------

           Weighted-average common shares
             outstanding (diluted)                                1,575,767             1,550,774
                                                                  =========             =========

                               ASB Financial Corp.

            For three-month periods ended September 30, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective July 1, 2002, as required, without material effect on the Corporation's financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

    In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets. SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit card holder intangible assets.

    The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. SFAS No. 147 is not expected to have a material effect on the Corporation's financial condition or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
2002

At September 30, 2002, the Corporation's assets totaled $148.2 million, a decrease of $77,000, or .1%, from total assets at June 30, 2002.

Cash and cash equivalents decreased by $3.7 million, or 47.7%, from June 30, 2002 levels, to a total of $4.0 million at September 30, 2002. Investment securities totaled $20.8 million at September 30, 2002, a decrease of $64,000, or .3%, from June 30, 2002 levels. The decrease was due primarily to maturities of $5.0 million, which were substantially offset by purchases of $4.9 million. Purchases of investment securities consisted primarily of fixed-rate medium-term U.S. Government agency obligations. Mortgage-backed securities totaled $9.4 million at September 30, 2002, an increase of $2.4 million, or 33.2%, over the total at June 30, 2002, due primarily to purchases of $6.4 million, which were partially offset by principal repayments of $4.0 million during the period.

Loans receivable increased by $1.0 million, or .9%, during the three-month period ended September 30, 2002, to a total of $110.0 million. Loan disbursements amounted to $10.7 million and were substantially offset by principal repayments of $9.7 million. During the three-months ended September 30, 2002, loans originated consisted of $4.7 million of loans secured by one- to four-family residential real estate, $3.9 million of loans secured by nonresidential real estate, $1.1 million of commercial loans and $1.0 million of consumer loans.

The allowance for loan losses totaled $855,000 at both September 30, 2002 and June 30, 2002. Nonperforming and nonaccrual loans totaled $1.4 million and $707,000 at September 30, 2002 and June 30, 2002, respectively. The allowance for loan losses represented 60.0% and 120.9% of nonperforming loans as of September 30, 2002 and June 30, 2002, respectively. At September 30, 2002, nonperforming loans consisted of $955,000 in one- to four-family residential real estate loans and $471,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at September 30, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $126.1 million at September 30, 2002, a decrease of $814,000, or .6%, from June 30, 2002 levels. The decrease in deposits was primarily attributable to the low interest rate environment.

Advances from the Federal Home Loan Bank ("FHLB") totaled $4.2 million at September 30, 2002, a decrease of $9,000, or .2%, compared to June 30, 2002 due to the repayment of advances during the period.

Shareholders' equity totaled $15.7 million at September 30, 2002, an increase of $295,000, or 1.9%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $488,000 and a $29,000 increase in unrealized gains on securities designated as available for sale, which were partially offset by dividends on common shares totaling $202,000 and a $20,000 repurchase of treasury shares.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2002, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

General

Net earnings amounted to $488,000 for the three months ended September 30, 2002, an increase of $205,000, or 72.4%, compared to the $283,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $376,000 increase in net interest income and a $10,000 increase in other income, which were partially offset by an $87,000 increase in general, administrative and other expense and a $94,000 increase in the provision for federal income taxes. The aforementioned increases in income and expense are partially attributable to the acquisition of Waverly in June 2002. Prior year results were not restated for the acquisition.

Net Interest Income

Interest income on loans decreased by $35,000, or 1.7%, during the quarter ended September 30, 2002, compared to the 2001 period. This decrease was due primarily to a 53 basis point decrease in the weighted-average yield, to 7.42% for the 2002 quarter, which was partially offset by a $5.5 million, or 5.3%, increase in the average portfolio balance outstanding year to year. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $62,000, or 12.3%, due primarily to a 96 basis point decrease in the weighted-average yield, to 5.41% for the 2002 quarter, and a $1.0 million, or 3.3%, decrease in the average balance of the related assets year to year.

Interest expense on deposits decreased by $453,000, or 30.0%, for the three months ended September 30, 2002, compared to the same quarter in 2001. This decrease was due primarily to a 167 basis point decrease in the weighted-average cost of deposits, to 3.35% for the quarter ended September 30, 2002, which was partially offset by a $5.9 million, or 4.9%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $20,000, or 48.8%, due primarily to a decrease in the average balance of borrowings outstanding and a 185 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001, which continued through the nine month period ended September 30, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $376,000, or 36.9%, to a total of $1.4 million for the three months ended September 30, 2002. The interest rate spread increased to 3.65% for the three months ended September 30, 2002, from 2.60% for the 2001 period, while the net interest margin increased to 3.92% in the 2002 period, compared to 3.00% in the 2001 period.

Provision for Losses on Loans

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. As a result of such analysis, management determined that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three-month periods ended September 30, 2002 and 2001. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

Other Income

Other income amounted to $133,000 for the three months ended September 30, 2002, an increase of $10,000, or 8.1%, compared to the same period in 2001, due primarily to increased fee income on transaction accounts during the quarter, which were partially offset by a $26,000 decrease in the gain on sale of investment securities.

General, Administrative and Other Expense

General, administrative and other expense totaled $837,000 for the three months ended September 30, 2002, an increase of $87,000, or 11.6%, compared to the same period in 2001. This increase was comprised primarily of increases of $53,000, or 12.8%, in employee compensation and benefits, $38,000, or 40.9%, in data processing and $40,000, or 26.5%, in other operating expense. These increases were partially offset by a $42,000, or 93.3%, decrease in franchise tax expense. The increase in employee compensation and benefits was due primarily to the effect of the Waverly acquisition, an increase in health and other benefit plan costs, as well as normal merit increases year to year. The increase in other operating expense was due primarily to an increase in costs resulting from American's acquisition of Waverly and an increase in professional fees, including regulatory compliance consulting services, during the quarter. The increase in data processing also related to the effects of the acquisition of Waverly as compared to the same quarter in 2001. The decrease in franchise taxes resulted from refund claims filed on prior year tax liabilities.

Federal Income Taxes

The provision for federal income taxes totaled $203,000 for the three months ended September 30, 2002, an increase of $94,000, or 86.2%, compared to the same period in 2001. This increase resulted primarily from the increase in net earnings before taxes of $299,000, or 76.3%. The effective tax rates were 29.4% and 27.8% for the three-month periods ended September 30, 2002 and 2001, respectively.


ITEM 3:  Controls and Procedures

         (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Corporation's internal controls or in any factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

                               ASB Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable.


ITEM 2.  Changes in Securities

         Not applicable.


ITEM 3.  Defaults Upon Senior Securities

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 23, 2002, the Corporation held its 2002 Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected five directors to terms expiring in 2003 by the following votes:

                                         For             Against        Abstain

         William J. Burke                1,351,252            0           6,987
         Lee O. Fitch                    1,331,451            0          26,788
         Gerald R. Jenkins               1,351,960            0           6,279
         Louis M. Schoettle, M.D.        1,351,860            0           6,379
         Robert M. Smith                 1,344,310            0          13,929

         The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2003 fiscal year by the following vote:

             For:  1,350,839       Against:  5,392          Abstain:  2,008


ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:

           EX-99.1             Certification of Chief Executive Officer Pursuant
                                  to 18 U.S.C. Section 1350

           EX-99.2             Certification of Chief Financial Officer Pursuant
                                  to 18 U.S.C. Section 1350


         Reports on Form 8-K:             None.

                               ASB Financial Corp.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ASB FINANCIAL CORP.



Date:   November 12, 2002            By:  /s/Robert M. Smith
      ----------------------              ------------------------------------
                                          Robert M. Smith
                                          President and Chief Executive Officer



Date:   November 12, 2002            By:  /s/Michael L. Gampp
      ----------------------              -------------------------------------
                                          Michael L. Gampp
                                          Chief Financial Officer

                                  CERTIFICATION

I, Robert M. Smith, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of ASB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                /s/Robert M. Smith
                                       ---------------------------------------
                                       Robert M. Smith
                                       President and Chief Executive Officer

                                  CERTIFICATION

I, Michael L. Gampp, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of ASB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                     /s/Michael L. Gampp
                                            ----------------------------------
                                            Michael L. Gampp
                                            Chief Financial Officer