Form 10QSB
period 2002-12-31
ASB FINANCIAL CORP /OH
filed 2003-02-14
CIK 944304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2002
                               -----------------------------------------------

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2003 - 1,573,895 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Comprehensive Income                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        11


PART II - OTHER INFORMATION                                                 16

SIGNATURES                                                                  17

CERTIFICATIONS                                                              18

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $    578            $  1,428
Interest-bearing deposits in other financial institutions                                     7,727               6,276
                                                                                            -------             -------
         Cash and cash equivalents                                                            8,305               7,704

Certificates of deposit in other financial institutions                                         100                 100
Investment securities available for sale - at market                                         15,260              20,866
Mortgage-backed securities available for sale - at market                                    10,384               7,091
Loans receivable - net                                                                      111,878             109,015
Real estate acquired through foreclosure                                                        445                  -
Office premises and equipment - at depreciated cost                                           1,599               1,277
Federal Home Loan Bank stock - at cost                                                        1,040               1,017
Accrued interest receivable on loans                                                            244                 216
Accrued interest receivable on mortgage-backed securities                                        57                  41
Accrued interest receivable on investments and interest-bearing deposits                        299                 293
Prepaid expenses and other assets                                                               455                 646
Prepaid federal income taxes                                                                    114                  -
Deferred federal income taxes                                                                    -                    6
                                                                                            -------             -------

         Total assets                                                                      $150,180            $148,272
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $127,763            $126,872
Advances from the Federal Home Loan Bank                                                      4,205               4,223
Advances by borrowers for taxes and insurance                                                   174                 162
Accrued interest payable                                                                         87                  85
Other liabilities                                                                             1,354               1,307
Accrued federal income taxes                                                                     -                  169
Deferred federal income taxes                                                                   109                  -
                                                                                            -------             -------
         Total liabilities                                                                  133,692             132,818

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
    no shares issued                                                                             -                   -
  Common stock, 4,000,000 shares authorized, no par value;
    1,769,851 and 1,760,681 shares issued at December 31, 2002 and
    June 30, 2002, respectively                                                                  -                   -
  Additional paid-in capital                                                                  8,783               8,619
  Retained earnings, restricted                                                               9,753               9,152
  Shares acquired by stock benefit plans                                                       (286)               (537)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                917                 850
  Less 237,219 and 232,819 shares of treasury stock at December 31, 2002
    and June 30 2002, respectively - at cost                                                 (2,679)             (2,630)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,488              15,454
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $150,180            $148,272
                                                                                            =======             =======

                               ASB Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                        For the six months          For the three months
                                                                         ended December 31,           ended December 31,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                                $4,074       $4,034          $2,043       $1,968
  Mortgage-backed securities                                              244          245             115          114
  Investment securities                                                   550          649             247          276
  Interest-bearing deposits and other                                      22            3              11            2
                                                                        -----        -----           -----        -----
         Total interest income                                          4,890        4,931           2,416        2,360

Interest expense
  Deposits                                                              2,021        2,808             963        1,297
  Borrowings                                                               51           83              30           37
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,072        2,891             993        1,334
                                                                        -----        -----           -----        -----

         Net interest income                                            2,818        2,040           1,423        1,026

Provision for losses on loans                                             124           22             124           22
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              2,694        2,018           1,299        1,004

Other income
  Gain on sale of investment securities                                    12           31               7           -
  Other operating                                                         268          239             140          147
                                                                        -----        -----           -----        -----
         Total other income                                               280          270             147          147

General, administrative and other expense
  Employee compensation and benefits                                      773          708             305          318
  Occupancy and equipment                                                  91           91              47           45
  Franchise taxes                                                          64           91              61           46
  Data processing                                                         206          187              75           95
  Other operating                                                         378          370             187          198
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,512        1,447             675          702
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,462          841             771          449

Federal income taxes
  Current                                                                 378          211             255          135
  Deferred                                                                 80           34              -             1
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       458          245             255          136
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $1,004       $  596          $  516       $  313
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.67         $.40            $.35         $.21
                                                                          ===          ===             ===          ===

           Diluted                                                       $.64         $.38            $.33         $.20
                                                                          ===          ===             ===          ===

                               ASB Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        For the six months           For the three months
                                                                        ended December 31,            ended December 31,
                                                                       2002           2001            2002           2001
Net earnings                                                         $1,004           $596            $516           $313

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $39, $3, $22
    and $(9) during the respective periods                               75              5              43            (17)

Reclassification adjustment for realized gains included
  in earnings, net of taxes of $4 and $11 during the six-month periods ended December 31, 2002 and 2001 and $2 during
  the three-month period ended December 31, 2002                         (8)           (20)             (5)            -
                                                                      -----            ---             ---            ---

Comprehensive income                                                 $1,071           $581            $554           $296
                                                                      =====            ===             ===            ===

Accumulated comprehensive income                                     $  917           $764            $917           $764
                                                                      =====            ===             ===            ===

                               ASB Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,004           $   596
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             82                12
    Amortization of deferred loan origination fees                                                (68)              (49)
    Depreciation and amortization                                                                  65                65
    Amortization of expense related to stock benefit plans                                        345               340
    Provision for losses on loans                                                                 124                22
    Federal Home Loan Bank stock dividends                                                        (23)              (25)
    Gain on sale of investment securities                                                         (12)              (31)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (50)               17
      Prepaid expenses and other assets                                                           191               336
      Accrued interest payable                                                                      2                -
      Other liabilities                                                                            47               299
      Federal income taxes
        Current                                                                                  (283)             (139)
        Deferred                                                                                   80                34
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,504             1,477

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (7,320)          (14,826)
  Proceeds from maturity of investment securities                                               9,904            17,855
  Proceeds from sale of investment securities                                                   2,958                32
  Purchase of mortgage-backed securities                                                       (7,221)               -
  Principal repayments on mortgage-backed securities                                            4,024             2,307
  Loan principal repayments                                                                    17,096            18,882
  Loan disbursements                                                                          (20,460)          (19,348)
  Purchase of office equipment                                                                   (387)               (5)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (1,406)            4,897

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                     891            (3,144)
  Repayment of Federal Home Loan Bank advances                                                    (18)              (17)
  Advances by borrowers for taxes and insurance                                                    12                (5)
  Proceeds from issuance of shares under stock option plan                                         70                -
  Purchase of treasury stock                                                                      (49)              (70)
  Dividends paid on common stock                                                                 (403)             (369)
                                                                                               ------            ------
         Net cash provided by (used in) financing activities                                      503            (3,605)
                                                                                               ------            ------

Net increase in cash and cash equivalents                                                         601             2,769

Cash and cash equivalents at beginning of period                                                7,704             4,649
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 8,305           $ 7,418
                                                                                               ======            ======

                               ASB Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  688            $  230
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,070            $2,875
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                             $   67            $  (15)
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                                        $  445            $   -
                                                                                                =====             =====

                               ASB Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For six- and three-month periods ended December 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

    3.   Earnings Per Share

    Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 9,179 and 21,929 unallocated ESOP shares for the six and three month periods ended December 31, 2002 and 2001, respectively. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                                For the six months ended        For the three months ended
                                                                      December 31,                     December 31,
                                                                   2002           2001              2002           2001
           Weighted-average common shares
             outstanding (basic)                              1,503,904      1,501,710         1,502,586      1,499,560

           Dilutive effect of assumed exercise
             of stock options                                    75,218         46,549            85,672         46,548
                                                              ---------      ---------         ---------      ---------

           Weighted-average common shares
             outstanding (diluted)                            1,579,122      1,548,259         1,588,258      1,546,108
                                                              =========      =========         =========      =========

                               ASB Financial Corp.

        For six- and three-month periods ended December 31, 2002 and 2001


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

                               ASB Financial Corp.

        For six- and three-month periods ended December 31, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements (continued)

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial condition or results of operations.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2002 to December 31,
2002

At December 31, 2002, the Corporation's assets totaled $150.2 million, an increase of $1.9 million, or 1.3%, over total assets at June 30, 2002.

Cash and cash equivalents increased by $601,000, or 7.8%, from June 30, 2002 levels, to a total of $8.3 million at December 31, 2002. Investment securities totaled $15.3 million at December 31, 2002, a decrease of $5.6 million, or 26.9%, from June 30, 2002 levels. The decrease was due primarily to maturities of $9.9 million and sales of $3.0 million, which were partially offset by purchases of $7.3 million. Purchases of investment securities consisted primarily of fixed-rate medium-term U.S. Government agency obligations. Mortgage-backed securities totaled $10.4 million at December 31, 2002, an increase of $3.3 million, or 46.4%, over the total at June 30, 2002, due primarily to purchases of $7.2 million, which were partially offset by principal repayments of $4.0 million during the period.

Loans receivable increased by $2.9 million, or 2.6%, during the six-month period ended December 31, 2002, to a total of $111.9 million. Loan disbursements amounted to $20.5 million and were substantially offset by principal repayments of $17.1 million. During the six months ended December 31, 2002, loans originated consisted of $11.2 million of loans secured by one- to four-family residential real estate, $4.9 million of loans secured by nonresidential real estate, $2.7 million of commercial loans and $1.7 million of consumer loans.

The allowance for loan losses totaled $963,000 and $855,000 at December 31, 2002 and June 30, 2002, respectively. Nonperforming and nonaccrual loans totaled $1.2 million and $707,000 at December 31, 2002 and June 30, 2002, respectively. The allowance for loan losses represented 83.1% and 120.9% of nonperforming loans as of December 31, 2002 and June 30, 2002, respectively. At December 31, 2002, nonperforming loans consisted of $672,000 in one- to four-family residential real estate loans and $487,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at December 31, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $127.8 million at December 31, 2002, an increase of $891,000, or .7%, over June 30, 2002 levels. The increase in deposits was due primarily to an increase in money market accounts.

Shareholders' equity totaled $16.5 million at December 31, 2002, an increase of $1.0 million, or 6.7%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $1.0 million and a $67,000 increase in unrealized gains on securities designated as available for sale, which were partially offset by dividends on common shares totaling $403,000 and a $49,000 repurchase of treasury shares.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2002, American's regulatory capital was well in excess of the minimum capital requirements.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001

General

Net earnings amounted to $516,000 for the three months ended December 31, 2002, an increase of $203,000, or 64.9%, compared to the $313,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $397,000 increase in net interest income and a $27,000 decrease in general, administrative and other expense, which were partially offset by increases of $102,000 in the provision for losses on loans and $119,000 in the provision for federal income taxes. The aforementioned increases in income and expense are partially attributable to the acquisition of Waverly in June 2002. Prior year results were not restated for the acquisition.

Net Interest Income

Interest income on loans increased by $75,000, or 3.8%, during the quarter ended December 31, 2002, compared to the 2001 period. This increase was due primarily to a $7.4 million, or 7.1%, increase in the average portfolio balance outstanding year to year, which was partially offset by a 23 basis point decrease in the weighted-average yield, to 7.37% for the 2002 quarter. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $19,000, or 4.8%, due primarily to a 35 basis point decrease in the weighted-average yield, to 4.44% for the 2002 quarter, which was partially offset by an $826,000, or 2.5%, increase in the average balance of the related assets year to year.

Interest expense on deposits decreased by $334,000, or 25.8%, for the three months ended December 31, 2002, compared to the same quarter in 2001. This decrease was due primarily to a 133 basis point decrease in the weighted-average cost of deposits, to 3.02% for the quarter ended December 31, 2002, which was partially offset by an $8.5 million, or 7.1%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $7,000, or 18.9%, due primarily to a decrease in the average balance of borrowings outstanding and a 64 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2002 and 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $397,000, or 38.7%, to a total of $1.4 million for the three months ended December 31, 2002. The interest rate spread increased to 3.68% for the three months ended December 31, 2002, from 2.61% for the 2001 period, while the net interest margin increased to 3.94% in the 2002 period, compared to 3.01% in the 2001 period.

Provision for Losses on Loans

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $124,000 during the three months ended December 31, 2002, an increase of $102,000 compared to the same period in 2001. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and an increase in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001 (continued)

Other Income

Other income totaled $147,000 for both the three months ended December 31, 2002 and 2001. A $7,000 gain on sale of investment securities was offset by a $7,000, or 4.8%, decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $675,000 for the three months ended December 31, 2002, a decrease of $27,000, or 3.8%, compared to the same period in 2001. This decrease was comprised primarily of decreases of $13,000, or 4.1%, in employee compensation and benefits, $20,000, or 21.1%, in data processing and $11,000, or 5.6%, in other operating expense. The decrease in employee compensation was due primarily to an increase in deferred loan origination costs related to the increase in lending volume year to year, partially offset by normal merit increases. The decrease in data processing was due primarily to a one-time charge to upgrade the on-line system recorded in the prior year. The decrease in other operating expense was due primarily to a decline in amortization of the Corporation's investment in a low income housing partnership.

Federal Income Taxes

The provision for federal income taxes totaled $255,000 for the three months ended December 31, 2002, an increase of $119,000, or 87.5%, compared to the same period in 2001. This increase resulted primarily from an increase in net earnings before taxes of $322,000, or 71.7%. The effective tax rates were 33.1% and 30.3% for the three-month periods ended December 31, 2002 and 2001, respectively.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001

General

Net earnings amounted to $1.0 million for the six months ended December 31, 2002, an increase of $408,000, or 68.5%, compared to the $596,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from increases of $778,000 in net interest income and $10,000 in other income, which were partially offset by increases of $102,000 in the provision for losses on loans, $65,000 in general, administrative and other expense and $213,000 in the provision for federal income taxes. The aforementioned increases in income and expense are partially attributable to the acquisition of Waverly in June 2002. Prior year results were not restated for the acquisition.

Net Interest Income

Interest income on loans increased by $40,000, or 1.0%, during the six months ended December 31, 2002, compared to the 2001 period. This increase was due primarily to a $3.4 million, or 3.6%, increase in the average portfolio balance outstanding year to year, which was partially offset by an 18 basis point decrease in the weighted-average yield, to 7.38% for the 2002 period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $81,000, or 9.0%, due primarily to a 64 basis point decrease in the weighted-average yield, to 4.90% for the 2002 period, which was partially offset by a $3.1 million, or 10.3%, increase in the average balance of the related assets year to year.

                               ASB Financial Corp.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $787,000, or 28.0%, for the six months ended December 31, 2002, compared to the 2001 period. This decrease was due primarily to a 168 basis point decrease in the weighted-average cost of deposits, to 3.09% for the period ended December 31, 2002, which was partially offset by a $13.2 million, or 11.2%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $32,000, or 38.6%, due primarily to a decrease in the average balance of borrowings outstanding and a 138 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2002 and 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $778,000, or 38.1%, to a total of $2.8 million for the six months ended December 31, 2002. The interest rate spread increased to 3.73% for the six months ended December 31, 2002, from 2.46% for the 2001 period, while the net interest margin increased to 3.92% in the 2002 period, compared to 2.98% in the 2001 period.

Provision for Losses on Loans

Management recorded a provision for losses on loans totaling $124,000 during the six months ended December 31, 2002, an increase of $102,000, compared to the same period in 2001. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and an increase in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income amounted to $280,000 for the six months ended December 31, 2002, an increase of $10,000, or 3.7%, compared to the same period in 2001, due primarily to increased fee income of $24,000 on transaction accounts during the six month period and an increase in the cash surrender value of life insurance, which were partially offset by a $19,000 decrease in gain on sale of investment securities year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.5 million for the six months ended December 31, 2002, an increase of $65,000, or 4.5%, compared to the same period in 2001. This increase was comprised primarily of increases of $65,000, or 9.2%, in employee compensation and benefits and $19,000, or 10.2%, in data processing. These increases were partially offset by a $27,000, or 29.7%, decrease in franchise tax expense. The increase in employee compensation and benefits was due primarily to the effect of the Waverly acquisition, increases in health and other benefit plan costs, as well as normal merit increases year to year. The increase in data processing also related to the effects of the acquisition of Waverly as compared to the same period in 2001. The decrease in franchise taxes resulted from refund claims filed on prior year tax liabilities.

                               ASB Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $458,000 for the six months ended December 31, 2002, an increase of $213,000, or 86.9%, compared to the same period in 2001. This increase resulted primarily from the increase in net earnings before taxes of $621,000, or 73.8%. The effective tax rates were 31.3% and 29.1% for the six-month periods ended December 31, 2002 and 2001, respectively.


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



                                    ASB FINANCIAL CORP.



Date:   February 14, 2003           By:  /s/Robert M. Smith
      ---------------------              --------------------------------------
                                         Robert M. Smith
                                         President and Chief Executive Officer



Date:   February 14, 2003           By:  /s/Michael L. Gampp
      ---------------------              --------------------------------------
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



Date: February 14, 2003                   /s/Robert M. Smith
                                          -------------------------------------
                                          Robert M. Smith
                                          President and Chief Executive Officer

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



Date:  February 14, 2003              /s/Michael L. Gampp
                                      -----------------------------------------
                                      Michael L. Gampp
                                      Chief Financial Officer