Form 10QSB
period 2003-03-31
ASB FINANCIAL CORP /OH
filed 2003-05-15
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                     --------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to ____________

                      Commission File Number:  0-25906
                                               -------

                             ASB FINANCIAL CORP.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Ohio                                    31-1429488
--------------------------------           ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               503 Chillicothe Street, Portsmouth, Ohio  45662
---------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (740) 354-3177
---------------------------------------------------------------------------
                         (Issuer's telephone number)

---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       May 14, 2003 - 1,628,895 shares of common stock, no par value
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]

                                    INDEX

                                                                     Page

PART I - FINANCIAL INFORMATION

         Consolidated Statements of Financial Condition                3

         Consolidated Statements of Earnings                           4

         Consolidated Statements of Comprehensive Income               5

         Consolidated Statements of Cash Flows                         6

         Notes to Consolidated Financial Statements                    8

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                   13

PART II - OTHER INFORMATION                                           18

SIGNATURES                                                            19

CERTIFICATIONS                                                        20

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                               March 31,      June 30,
      ASSETS                                                        2003          2002

Cash and due from banks                                         $  3,658      $  1,428
Interest-bearing deposits in other financial institutions          2,177         6,276
                                                                --------      --------
      Cash and cash equivalents                                    5,835         7,704

Certificates of deposit in other financial institutions              172           100
Investment securities available for sale - at market              16,232        20,866
Mortgage-backed securities available for sale - at market         10,032         7,091
Loans receivable - net                                           114,718       109,015
Office premises and equipment - at depreciated cost                1,757         1,277
Federal Home Loan Bank stock - at cost                             1,051         1,017
Accrued interest receivable on loans                                 181           216
Accrued interest receivable on mortgage-backed securities             55            41
Accrued interest receivable on investments and
 interest-bearing deposits                                           251           293
Prepaid expenses and other assets                                    690           646
Prepaid federal income taxes                                         224             -
Deferred federal income taxes                                          -             6
                                                                --------      --------

      Total assets                                              $151,198      $148,272
                                                                ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                        $127,908      $126,872
Advances from the Federal Home Loan Bank                           4,197         4,223
Advances by borrowers for taxes and insurance                        110           162
Accrued interest payable                                             500            85
Other liabilities                                                  2,705         1,307
Accrued federal income taxes                                           -           169
Deferred federal income taxes                                         35             -
                                                                --------      --------
      Total liabilities                                          135,455       132,818

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized,
   no par value; no shares issued                                      -             -
  Common stock, 4,000,000 shares authorized,
   no par value; 1,866,114 and 1,760,681 shares
   issued at March 31, 2003 and June 30, 2002,
   respectively                                                        -             -
  Additional paid-in capital                                       9,478         8,619
  Retained earnings, restricted                                    8,455         9,152
  Shares acquired by stock benefit plans                            (286)         (537)
  Accumulated comprehensive income, unrealized gains
   on securities designated as available for sale,
   net of related tax effects                                        775           850
  Less 237,219 and 232,819 shares of treasury stock
   at March 31, 2003 and June 30 2002, respectively -
   at cost                                                        (2,679)       (2,630)
                                                                --------      --------
      Total shareholders' equity                                  15,743        15,454
                                                                --------      --------

      Total liabilities and shareholders' equity                $151,198      $148,272
                                                                ========      ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share data)

                                               Nine months ended      Three months ended
                                                   March 31,               March 31,
                                                2003        2002        2003        2002

Interest income
  Loans                                       $6,090      $5,975      $2,016      $1,941
  Mortgage-backed securities                     342         335          98          90
  Investment securities                          732         928         182         279
  Interest-bearing deposits and other             30           9           8           6
                                              ------      ------      ------      ------
      Total interest income                    7,194       7,247       2,304       2,316

Interest expense
  Deposits                                     2,920       3,894         899       1,086
  Borrowings                                      71         114          20          31
                                              ------      ------      ------      ------
      Total interest expense                   2,991       4,008         919       1,117
                                              ------      ------      ------      ------

      Net interest income                      4,203       3,239       1,385       1,199

Provision for losses on loans                    169          45          45          23
                                              ------      ------      ------      ------

      Net interest income after provision
       for losses on loans                     4,034       3,194       1,340       1,176

Other income
  Gain on investment securities
   transactions                                   55          31          43           -
  Other operating                                404         342         136         103
                                              ------      ------      ------      ------
      Total other income                         459         373         179         103

General, administrative and other expense
  Employee compensation and benefits           1,227       1,125         454         417
  Occupancy and equipment                        137         136          46          45
  Franchise taxes                                104         135          40          44
  Data processing                                313         280         107          93
                                              ------      ------      ------      ------
  Other operating                                572         554         194         201
                                              ------      ------      ------      ------
      Total general, administrative and
       other expense                           2,353       2,247         841         800

      Earnings before income taxes             2,140       1,320         678         479

Federal income taxes
  Current                                        552         362         174         203
  Deferred                                        79          33          (1)        (53)
                                              ------      ------      ------      ------
      Total federal income taxes                 631         395         173         150
                                              ------      ------      ------      ------

      NET EARNINGS                            $1,509      $  925      $  505      $  329
                                              ======      ======      ======      ======

      EARNINGS PER SHARE
        Basic                                 $  .99      $  .61      $  .32      $  .22
                                              ======      ======      ======      ======

        Diluted                               $  .96      $  .60      $  .32      $  .21
                                              ======      ======      ======      ======

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)

                                               Nine months ended      Three months ended
                                                   March 31,               March 31,
                                                2003        2002        2003        2002

Net earnings                                  $1,509      $  925      $  505      $  329

Other comprehensive income (loss), net
 of tax:
  Unrealized holding losses on securities
   during the period, net of tax benefits
   of $20, $116, $59 and $118 in each
   respective period                             (39)       (225)       (114)       (230)

  Reclassification adjustment for realized
   gains included in earnings, net of
   taxes of $19, $11 and $15 in each
   respective period                             (36)        (20)        (28)          -
                                              ------      ------      ------      ------

Comprehensive income                          $1,434      $  680      $  363      $   99
                                              ======      ======      ======      ======

Accumulated comprehensive income              $  775      $  534      $  775      $  534
                                              ======      ======      ======      ======

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended March 31,
                               (In thousands)

                                                                           2003          2002

Cash flows from operating activities:
  Net earnings for the period                                          $  1,509      $    925
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans, deposits,
     investments and mortgage-backed securities - net                       (59)           24
    Amortization of deferred loan origination fees                          (86)          (75)
    Depreciation and amortization                                            94            97
    Amortization of expense related to stock benefit plans                  345           276
    Provisions for losses on loans                                          169            45
    Gain on investment securities transactions                              (55)          (31)
    Federal Home Loan Bank stock dividends                                  (34)          (34)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            63            32
      Prepaid expenses and other assets                                     (44)          259
      Accrued interest payable                                              415           550
      Other liabilities                                                   1,398          (141)
      Federal income taxes
        Current                                                            (393)           (3)
        Deferred                                                             79            33
                                                                       --------      --------
          Net cash provided by operating activities                       3,401         1,957

Cash flows provided by (used in) investing activities:
  Purchase of certificates of deposit                                       (72)            -
  Proceeds from maturity of investment securities                        14,065        21,018
  Proceeds from sales of investment securities                            4,001            32
  Purchase of investment securities                                     (13,649)      (19,734)
  Principal repayments on mortgage-backed securities                      5,400         4,173
  Purchase of mortgage-backed securities                                 (8,303)         (993)
  Loan principal repayments                                              26,635        28,054
  Loan disbursements                                                    (32,758)      (27,200)
  Proceeds from sale of real estate acquired through foreclosure            445             -
  Purchase of office premises and equipment                                (574)           (8)
                                                                       --------      --------
          Net cash provided by (used in) investing activities            (4,810)        5,342

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                             1,108          (336)
  Repayment of Federal Home Loan Bank advances                              (26)          (25)
  Advances by borrowers for taxes and insurance                             (52)          (90)
  Purchase of treasury stock                                                (49)          (70)
  Proceeds from exercise of stock options                                   805           105
  Dividends paid and declared on common stock                            (2,246)         (556)
                                                                       --------      --------
          Net cash used in financing activities                            (460)         (972)
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents                     (1,869)        6,327

Cash and cash equivalents at beginning of period                          7,704         4,649
                                                                       --------      --------

Cash and cash equivalents at end of period                             $  5,835      $ 10,976
                                                                       ========      ========

                             ASB Financial Corp.

                     For the nine months ended March 31,
                               (In thousands)

                                                                           2003          2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                               $    948      $    325
                                                                       ========      ========

    Interest on deposits and borrowings                                $  2,576      $  3,458
                                                                       ========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
   for sale, net of related tax effects                                $    (75)     $   (245)
                                                                       ========      ========

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended March 31, 2003 and 2002

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and American. All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 9,179 and 21,929 unallocated ESOP shares for both of the nine- and three-month periods ended March 31, 2003 and 2002, respectively. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                         For the nine months ended     For the three months ended
                                                   March 31,                     March 31,
                                              2003           2002           2003           2002

Weighted-average common shares
 outstanding (basic)                     1,525,651      1,509,951      1,570,530      1,523,636

Dilutive effect of assumed exercise
 of stock options                           44,532         42,134         43,902         43,426
                                         ---------      ---------      ---------      ---------

Weighted-average common shares
 outstanding (diluted)                   1,570,183      1,552,085      1,614,432      1,567,062
                                         =========      =========      =========      =========

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2003 and 2002

4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. SFAS No. 142 is effective for fiscal years beginning after December 15, 2002. Management adopted SFAS No. 142 effective July 1, 2002, as required, without material effect on the Corporation's financial position or results of operations.

In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. Management adopted SFAS No. 147 effective October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2003 and 2002

4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2003, without material effect on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit, which may require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $312,000 and they expire through September 2003. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management has not established any variable entities subsequent to January 31, 2003. Management is currently evaluating the effect of the provisions of FIN 46 on its financial statements.

5.    Stock Option Plan
      -----------------

During fiscal 1996 the Board of Directors adopted the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 225,423 shares, as adjusted, of authorized but unissued shares of common stock at fair value at the date of grant. In fiscal 1996, the Corporation granted 197,521 options which have an adjusted exercise price of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2003 and 2002

5.    Stock Option Plan (continued)
      -----------------

The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the nine- and three-month periods ended March 31, 2003 and 2002, would have been reported as the pro forma amounts indicated below:

                                                              Nine months ended    Three months ended
                                                                    March 31,           March 31,
                                                                 2003      2002      2003      2002

Net earnings (In thousands)                   As reported      $1,509      $925      $505      $329
                     Stock-based compensation, net of tax          (2)      (17)       (1)       (6)
                                                Pro-forma      $1,507      $908      $504      $323

Earnings per share
  Basic                                       As reported      $  .99      $.61      $.32      $.22
                     Stock-based compensation, net of tax           -      (.01)        -      (.01)
                                                Pro-forma      $  .99      $.60      $.32      $.21

  Diluted                                     As reported      $  .96      $.60      $.32      $.21
                     Stock-based compensation, net of tax           -      (.01)        -      (.01)
                                                Pro-forma      $  .96      $.59      $.32      $.20

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during fiscal 2001: dividend yield of 4.9%; expected volatility of 20.0%; a risk-free interest rate of 5.0%; and an expected life of ten years.

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2003 and 2002

5.    Stock Option Plan (continued)
      -----------------

A summary of the status of the Corporation's Plan as of March 31, 2003 and June 30, 2002 and 2001, and changes during the periods ending on those dates is presented below:

                                             Nine months ended                        Year ended
                                                  March 31,                            June 30,
                                                    2003                    2002                     2001
                                                       Weighted-               Weighted-                Weighted-
                                                        average                 average                  average
                                                        exercise                exercise                 exercise
                                             Shares      price       Shares      price       Shares       price

Outstanding at beginning of period          212,915      $7.69      226,672      $7.70      164,557      $10.08
Adjustment for special dividend
 distributions                                    -          -            -          -       52,115       (2.44)
Granted                                           -          -            -          -       10,000        8.75
Exercised                                  (105,433)      7.64      (13,757)      7.64            -           -
Forfeited                                         -          -            -          -            -           -
                                            -------      -----      -------      -----      -------      ------

Outstanding at end of period                107,482      $7.75      212,915      $7.69      226,672      $ 7.70
                                            =======      =====      =======      =====      =======      ======

Options exercisable at period-end           100,982      $7.65      204,915      $7.65      216,672      $ 7.64
                                            =======      =====      =======      =====      =======      ======

Weighted-average fair value of
 options granted during the period                       $   -                   $   -                   $ 1.34
                                                         =====                   =====                   ======

The following information applies to options outstanding at March 31, 2003:


Number outstanding                                                107,482
Range of exercise prices                                    $7.64 - $8.75
Weighted-average exercise price                                     $7.75
Weighted-average remaining contractual life                     3.2 years

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2002 to March 31, 2003
 -------------------------------

At March 31, 2003, the Corporation's assets totaled $151.2 million, an increase of $2.9 million, or 2.0%, over total assets at June 30, 2002.

Cash and cash equivalents decreased by $1.9 million, or 24.3%, from June 30, 2002 levels, to a total of $5.8 million at March 31, 2003. Investment securities totaled $16.2 million at March 31, 2003, a decrease of $4.6 million, or 22.2%, from June 30, 2002 levels. The decrease was due primarily to maturities of $14.1 million and sales of $4.0 million, which were partially offset by purchases of $13.6 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $10.0 million at March 31, 2003, an increase of $2.9 million, or 41.5%, over the total at June 30, 2002, due primarily to purchases of $8.3 million, which were partially offset by principal repayments of $5.4 million during the period.

Loans receivable increased by $5.7 million, or 5.2%, during the nine-month period ended March 31, 2003, to a total of $114.7 million. Loan disbursements amounted to $32.8 million, which were partially offset by principal repayments of $26.6 million. During the nine months ended March 31, 2003, loans originated consisted of $18.0 million of loans secured by one- to four-family residential real estate, $4.2 million of loans secured by nonresidential real estate, $8.1 million of commercial loans and $2.5 million of consumer loans.

The allowance for loan losses totaled $937,000 and $855,000 at March 31, 2003 and June 30, 2002, respectively. Nonperforming and nonaccrual loans totaled $1.3 million and $707,000 at March 31, 2003 and June 30, 2002, respectively. The allowance for loan losses represented 69.7% and 120.9% of nonperforming loans as of March 31, 2003 and June 30, 2002, respectively.
At March 31, 2003, nonperforming loans consisted of $974,000 in one- to four-family residential real estate loans and $371,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $127.9 million at March 31, 2003, an increase of $1.0 million, or .8%, over June 30, 2002 levels. The increase in deposits was due primarily to an increase in money market accounts.

Shareholders' equity totaled $15.7 million at March 31, 2003, an increase of $289,000, or 1.9%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $1.5 million and proceeds from exercises of stock options totaling $805,000, which were partially offset by dividends on common shares totaling $2.2 million, a $75,000 decrease in unrealized gains on securities designated as available for sale and a $49,000 repurchase of treasury shares. On March 25, 2003, the Corporation declared a special dividend of $1.00 per share in addition to the regular quarterly dividend of $.13 per share. Total dividends on a per share basis totaled $1.39 for the nine months ended March 31, 2003.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2003, American's regulatory capital was well in excess of the minimum capital requirements.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month
---------------------------------------------------
 Periods Ended March 31, 2003 and 2002
 -------------------------------------

General
-------

Net earnings amounted to $505,000 for the three months ended March 31, 2003, an increase of $176,000, or 53.5%, compared to the $329,000 of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from increases of $186,000 in net interest income and $76,000 in other income, which were partially offset by increases of $41,000 in general, administrative and other expense, $22,000 in the provision for losses on loans and $23,000 in the provision for federal income taxes. The aforementioned increases in income and expense are partially attributable to the acquisition of Waverly in June 2002. Prior year results were not restated for the acquisition.

Net Interest Income
-------------------

Interest income on loans increased by $75,000, or 3.9%, during the quarter ended March 31, 2003, compared to the 2002 period. This increase was due primarily to a $10.4 million, or 10.1%, increase in the average portfolio balance outstanding year to year, which was partially offset by a 50 basis point decrease in the weighted-average yield, to 7.10% for the 2003 quarter. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $87,000, or 23.2%, due primarily to a 92 basis point decrease in the weighted-average yield, to 3.60% for the 2003 quarter, which was partially offset by an $841,000, or 2.7%, increase in the average balance of the related assets outstanding year to year.

Interest expense on deposits decreased by $187,000, or 17.2%, for the three months ended March 31, 2003, compared to the same quarter in 2002. This decrease was due primarily to an 80 basis point decrease in the weighted-average cost of deposits, to 2.78% for the quarter ended March 31, 2003, which was partially offset by a $9.1 million, or 7.5%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $11,000, or 35.5%, due primarily to a decrease in the average balance of borrowings outstanding and a 65 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $186,000, or 15.5%, to a total of $1.4 million for the three months ended March 31, 2003. The interest rate spread increased to 3.58% for the three months ended March 31, 2003, from 3.29% for the 2002 period, while the net interest margin increased to 3.81% in the 2003 period, compared to 3.54% in the 2002 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $45,000 during the three months ended March 31, 2003, an increase of $22,000, or 95.7%, over the comparable quarter in 2002. The current period provision was predicated primarily upon an increase in commercial loans and loans secured by nonresidential real estate and an increase in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month
---------------------------------------------------
 Periods Ended March 31, 2003 and 2002 (continued)
 -------------------------------------

Other Income
------------

Other income totaled $179,000 for the three months ended March 31, 2003, an increase of $76,000, or 73.8% over the same period in 2002. The increase was due to a $43,000 gain on the sale of investment securities, as well as a $33,000, or 32.0%, increase in other operating income, primarily ATM transaction fees and other charges.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $841,000 for the three months ended March 31, 2003, an increase of $41,000, or 5.1%, over the same period in 2002. This increase was comprised primarily of increases of $37,000, or 8.9%, in employee compensation and benefits and $14,000, or 15.1%, in data processing. The increase in employee compensation and benefits was due primarily to normal merit increases and an increase in staffing levels due to the Waverly acquisition. The increase in data processing was due primarily to costs associated with increased transaction volume from growth in loans and deposits.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $173,000 for the three months ended March 31, 2003, an increase of $23,000, or 15.3%, compared to the same period in 2002. This increase resulted primarily from an increase in net earnings before taxes of $199,000, or 41.5%. The effective tax rates were 25.5% and 31.3% for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in the effective tax rate for the 2003 quarter was due to the Corporation's participation in a new lending tax credit program in 2003.

Comparison of Operating Results for the Nine-Month
--------------------------------------------------
 Periods Ended March 31, 2003 and 2002
 -------------------------------------

General
-------

Net earnings amounted to $1.5 million for the nine months ended March 31, 2003, an increase of $584,000, or 63.1%, compared to the $925,000 of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from increases of $964,000 in net interest income and $86,000 in other income, which were partially offset by increases of $124,000 in the provision for losses on loans, $106,000 in general, administrative and other expense and $236,000 in the provision for federal income taxes. The aforementioned increases in income and expense are partially attributable to the acquisition of Waverly in June 2002. Prior year results were not restated for the acquisition.

Net Interest Income
-------------------

Interest income on loans increased by $115,000, or 1.9%, during the nine months ended March 31, 2003, compared to the 2002 period. This increase was due primarily to an $8.1 million, or 7.8%, increase in the average portfolio balance outstanding year to year, which was partially offset by a 45 basis point decrease in the weighted-average yield, to 7.28% for the 2003 period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $168,000, or 13.2%, due primarily to a 70 basis point decrease in the weighted-average yield, to 4.46% for the 2002 period, which was partially offset by a $635,000, or 2.0%, increase in the average balance of the related assets outstanding year to year.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month
--------------------------------------------------
 Periods Ended March 31, 2003 and 2002 (continued)
 -------------------------------------

Net Interest Income (continued)
-------------------

Interest expense on deposits decreased by $974,000, or 25.0%, for the nine months ended March 31, 2003, compared to the 2002 period. This decrease was due primarily to a 134 basis point decrease in the weighted-average cost of deposits, to 2.99% for the period ended March 31, 2003, which was partially offset by a $9.9 million, or 8.2%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $43,000, or 37.7%, due primarily to a decrease in the average balance of borrowings outstanding and a 69 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $964,000, or 29.8%, to a total of $4.2 million for the nine months ended March 31, 2003. The interest rate spread increased to 3.67% for the nine months ended March 31, 2003, from 2.80% for the 2002 period, while the net interest margin increased to 3.88% in the 2003 period, compared to 3.18% in the 2002 period.

Provision for Losses on Loans
-----------------------------

Management recorded a provision for losses on loans totaling $169,000 during the nine months ended March 31, 2003, an increase of $124,000, compared to the same period in 2002. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and an increase in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income amounted to $459,000 for the nine months ended March 31, 2003, an increase of $86,000, or 23.1%, compared to the same period in 2002, due primarily to increased fee income of $62,000 on transaction accounts during the nine month period and a $24,000 increase in the gain on sale of investment securities year to year.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.4 million for the nine months ended March 31, 2003, an increase of $106,000, or 4.7%, compared to the same period in 2002. This increase was comprised primarily of increases of $102,000, or 9.1%, in employee compensation and benefits and $33,000, or 11.8%, in data processing. These increases were partially offset by a $31,000, or 23.0%, decrease in franchise tax expense. The increase in employee compensation and benefits was due primarily to the effect of the Waverly acquisition, increases in health and other benefit plan costs, as well as normal merit increases year to year. The increase in data processing also related to the effects of the acquisition of Waverly as compared to the same period in 2002. The decrease in franchise taxes resulted from refund claims filed on prior year tax liabilities.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month
--------------------------------------------------
 Periods Ended March 31, 2003 and 2002 (continued)
 -------------------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $631,000 for the nine months ended March 31, 2003, an increase of $236,000, or 59.7%, compared to the same period in 2002. This increase resulted primarily from an increase in net earnings before taxes of $820,000, or 62.1%. The effective tax rates were 29.5% and 29.9% for the nine-month periods ended March 31, 2003 and 2002, respectively.

ITEM 3:  Controls and Procedures
         -----------------------

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

                             ASB Financial Corp.

                                   PART II

ITEM 1.   Legal Proceedings
          -----------------

          Not applicable.

ITEM 2.   Changes in Securities
          ---------------------

          Not applicable.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

ITEM 5.   Other Information
          -----------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:

          EX-99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          EX-99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

          Reports on Form 8-K:      None.

                             ASB Financial Corp.

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASB FINANCIAL CORP.

Date:  May 14, 2003                   By: /s/ Robert M. Smith
       ------------                       ---------------------------------
                                          Robert M. Smith
                                          President and Chief Executive
                                          Officer

Date:  May 14, 2003                   By: /s/ Michael L. Gampp
                                          ---------------------------------
                                          Michael L. Gampp
                                          Chief Financial Officer

                                CERTIFICATION
                                -------------

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

Date: May 14, 2003                     /s/ Robert M. Smith
                                       ------------------------------------
                                       Robert M. Smith
                                       President and Chief Executive Officer

                                CERTIFICATION
                                -------------

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

Date:  May 14, 2003                    /s/ Michael L. Gampp
                                       ------------------------------------
                                       Michael L. Gampp
                                       Chief Financial Officer