Form 10KSB
period 2003-06-30
ASB FINANCIAL CORP /OH
filed 2003-09-29
CIK 944304

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2003

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to _______

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

               503 Chillicothe Street, Portsmouth, Ohio 45662
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                         Issuer's telephone number:
                               (740) 354-3177
                               --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act:

             None                                          None
    ---------------------                         ----------------------
    (Title of each class)                         (Name of each exchange
                                                   on which registered)

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Shares, without par value
                      --------------------------------
                              (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X    No ___
             -----     -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended June 30, 2003, were $10.3 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq National Market, was $33.1 million on September 8, 2003.

                1,655,497 of the issuer's common shares were issued and outstanding on September 8, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

          Part III of Form 10-KSB - Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              -----  -----

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

      American engages principally in the business of originating real estate loans secured by first mortgages on one- to four-family residential real estate located in American's primary market area, which consists of the Cities of Portsmouth and Waverly, Ohio and contiguous areas of Scioto County and Pike County, Ohio. American also makes loans secured by multifamily real estate (over four units) and nonresidential real estate and secured and unsecured consumer loans. In addition, American purchases interests in multifamily real estate and nonresidential real estate loans originated and serviced by other lenders. American also invests in mortgage-backed securities, U.S. Government agency obligations, obligations of state and political subdivisions, and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and loan principal and mortgage-backed security repayments.

      American conducts business from its main office in Portsmouth, Ohio and a branch office in Waverly, Ohio. American's primary market area for lending consists of Scioto County and Pike County, Ohio, and for deposits consists of Scioto County and adjacent communities in North Central Kentucky and Pike County.

      ASB is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") and the United States Securities and Exchange Commission (the "SEC"). American is subject to regulation, supervision and examination by the OTS and the FDIC.

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

      Loan Portfolio Composition. The following table presents certain information regarding the composition of American's loan portfolio at the dates indicated:


                                                                    At June 30,
                                        --------------------------------------------------------------------
                                                2003                    2002                    2001
                                        --------------------    --------------------    --------------------
                                                    Percent                 Percent                 Percent
                                                    of total                of total                of total
                                         Amount      loans       Amount      loans       Amount      loans
                                         ------     --------     ------     --------     ------     --------
                                                               (Dollars in thousands)

Real estate loans:
  One- to four-family                   $ 71,530      61.1%     $ 73,300      65.8%     $ 71,817      67.6%
  Multifamily                              6,224       5.3         4,717       4.2         3,452       3.2
  Nonresidential and land                 15,643      13.4        12,436      11.2        11,684      11.0
  Construction                             3,996       3.4         1,342       1.2         1,649       1.6
  Home equity                              4,160       3.6         5,093       4.6         5,366       5.0
                                        --------     -----      --------     -----      --------     -----
      Total real estate loans            101,553      86.8        96,888      87.0        93,968      88.4
Commercial                                11,336       9.7        10,622       9.5         8,094       7.6
Consumer and other loans:
  Passbook                                   461        .4           647        .6           594        .6
  Home improvement                         1,427       1.2         1,220       1.1         1,194       1.1
  Automobile                               1,585       1.3         1,801       1.6         1,979       1.9
  Other                                      646        .6           234        .2           461        .4
                                        --------     -----      --------     -----      --------     -----
      Total consumer and other loans       4,119       3.5         3,902       3.5         4,228       4.0
                                        --------     -----      --------     -----      --------     -----

Total loans                              117,008     100.0%      111,412     100.0%      106,290     100.0%
                                                     =====                   =====                   =====
Less:
  Loans in process                           843                   1,365                   2,065
  Net deferred loan origination fees
   and unearned discounts                    182                     177                     204
  Allowance for loan losses                1,009                     855                     713
                                        --------                --------                --------
Total loans - net                       $114,974                $109,015                $103,308
                                        ========                ========                ========

      Loan Maturity. The following table sets forth the contractual maturity of American's total loans at June 30, 2003 before consideration of net items:


Due during the fiscal          One- to                                                         Consumer
year ending June 30,      four-family (1)(2)     Multifamily (1)     Nonresidential (1)(3)     and other      Total
---------------------     ------------------     ---------------     ---------------------     ---------      -----
                                                                (In thousands)

2004                           $ 2,955               $  485                 $ 4,815             $1,457       $  9,712
2005                             3,659                1,003                   5,360              1,235         11,257
2006                             3,840                1,016                   3,009              1,334          9,199
2007 - 2008                      8,015                1,321                   2,945                 93         12,374
2009 - 2013                     22,411                1,380                   6,731                  -         30,522
2014 - 2018                     15,278                1,863                   4,334                  -         21,475
2019 and thereafter             22,469                    -                       -                  -         22,469
                               -------               ------                 -------             ------       --------
      Total                    $78,627               $7,068                 $27,194             $4,119       $117,008
                               =======               ======                 =======             ======       ========

--------------------
<F1>  Includes construction loans.
<F2>  Includes home equity loans.
<F3>  Includes land development and commercial loans.

      Loans Secured by One- to Four-Family Real Estate. American's principal lending activity is the origination of permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within its primary market area. At June 30, 2003, American's one- to four-family residential real estate loan portfolio, including construction loans secured by one- to four-family residences, was approximately $74.5 million, or 63.6% of total loans.

      OTS regulations limit the amount which American may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. In accordance with OTS regulations, American makes loans on one- to four-family residences with LTVs of up to 95%. Private mortgage insurance purchased by the borrower usually covers the principal amount of any loan which exceeds an 85% LTV at the time of origination.

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

      Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Adjustable-rate loans totaled $7.4 million, or 10.4% of one- to four-family loans, at June 30, 2003.

      American also offers home equity loans on one- to four-family residences with LTV's of up to 100%. At June 30, 2003, American's home equity loans totaled $4.2 million, or 3.6% of total loans.

      Loans Secured by Multifamily Real Estate. American originates and purchases interests in loans secured by multifamily properties containing over four units. American originates multifamily loans with terms of up to 15 years and a maximum LTV of 75%. Approximately 35% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

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

      At June 30, 2003, loans secured by multifamily properties totaled approximately $6.2 million, or 5.3% of total loans, of which $2.1 million are participation interests purchased in loans originated by other financial institutions.

      Loans Secured by Nonresidential Real Estate and Land. At June 30, 2003, approximately $14.2 million, or 12.1% of American's total loans, were secured by nonresidential real estate. The majority of these loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel, all of which are located in American's primary market area. Also included in American's nonresidential real estate loan portfolio is $4.1 million in participation interests which have been purchased in loans originated by other financial institutions.

      American has land loans with principal balances totaling $1.4 million secured by developed land which has been subdivided for single-family home construction in American's market area. American occasionally originates loans for the construction of nonresidential real estate. At June 30, 2003, American had outstanding nonresidential real estate construction loans with an aggregate balance of $215,000.

      Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. American has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

      Construction Loans. American makes loans to individuals for the construction and permanent financing of their primary residences.
Construction loans are offered with adjustable and fixed rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

      Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2003, construction loans, in the aggregate, totaled $4.0 million, or 3.4% of American's total loans. Approximately 90% of American's construction loans are secured by property in Scioto County, Ohio.

      Commercial Loans. At June 30, 2003, approximately $11.3 million, or 9.7%, of American's total loans were commercial loans. The majority of commercial loans are originated to businesses in American's primary market area. Commercial loans may be secured by real estate, inventory, accounts receivable or equity securities, or they may be unsecured.

      Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependant on the income stream and successful operation of a business, which can be affected by economic conditions.

      Consumer and Other Loans. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and unsecured personal loans. Consumer loans, other than loans on deposits, are generally made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 2003, approximately $4.1 million, or 3.5% of American's total loans, were consumer and other loans.

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

      American's loan personnel take all loan applications for real estate loans. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. For construction loans, an appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and American evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted to American's Executive Committee for review in accordance with American's underwriting guidelines. Any loan for more than $250,000 must be reviewed and approved by the full Board of Directors.

      If a real estate loan application is approved, either an attorney's opinion or title insurance is obtained on the real estate that will secure the mortgage loan. Most of the loans in American's portfolio have an attorney's opinion. American requires borrowers to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name American as an insured mortgagee.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. In fiscal 2001 American began to originate loans with documentation that conforms to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), although currently American originates both fixed-rate loans and ARMs for its portfolio with no intention of selling such loans in the secondary market. The documentation for loans in American's portfolio originated before 2001 does not conform to the secondary market standards of the FHLMC and FNMA.

      To supplement loan demand in its primary market area, American purchases participation interests in multifamily and nonresidential real estate loans originated and serviced by other financial institutions. American does not purchase participation interests through brokers. Recent loan participations have been purchased primarily from a savings bank and a mortgage banking affiliate of a commercial bank, both of which are headquartered in Ohio. Whole loans and participation interests purchased by American conform to American's underwriting criteria for loans originated by American. American intends to continue to purchase loans as suitable investment opportunities become available.

      The following table presents American's loan origination and purchase activity for the periods indicated:


                                                                Year ended June 30,
                                                          -------------------------------
                                                           2003        2002        2001
                                                           ----        ----        ----
                                                                  (In thousands)

Loans originated:
  Adjustable-rate:
    One- to four-family real estate                       $ 1,685     $ 3,075     $ 3,616
    Multifamily real estate                                 1,211           -           -
    Nonresidential real estate                              1,480       3,832       4,451
    Commercial                                              2,720       2,459       2,286
                                                          -------     -------     -------
      Total adjustable-rate                                 7,096       9,366      10,353

  Fixed-rate:
    One- to four-family real estate                        23,346      16,945      11,830
    Nonresidential real estate                              1,486         136         155
    Commercial                                              9,305       5,451       3,492
    Consumer                                                1,588       2,635       2,817
                                                          -------     -------     -------
      Total fixed-rate                                     35,725      25,167      18,294

Loans purchased                                             2,750       2,000       2,872
Loans acquired from Waverly Building and Loan Company           -       3,770           -
                                                          -------     -------     -------
      Total loans originated, purchased and acquired       45,571      40,303      31,519

Reductions:
  Principal repayments                                     38,907      34,588      23,005
Increase (decrease) in other items, net (1)                  (705)         (8)         50
                                                          -------     -------     -------
Net increase                                              $ 5,959     $ 5,707     $ 8,564
                                                          =======     =======     =======

--------------------
<F1>  Consists of loans in process, unearned discounts and deferred loan origination fees and the allowance for loan losses.

      Federal Lending Limit. OTS regulations limit the aggregate amount that a savings association can lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

      Based on the 15% limit, American was able to lend approximately $2.2 million to one borrower at June 30, 2003. The largest loan American had outstanding to one borrower at June 30, 2003, was a $1.7 million loan secured by nonresidential real estate.

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

      Delinquent Loans, Nonperforming Assets and Classified Assets. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. For loans originated prior to fiscal 2001, loan payments are due on the first day of the month with the portion of the payment applicable to interest to accrue during the current month. Loan payments on loans originated since fiscal 2001 are due the first day of the month, with the portion of the payment applicable to interest having accrued during the preceding month. When loan payments have not been made by the thirtieth of the month, late notices are sent. If payment is not received by the sixtieth day after payment is due, second notices are sent and telephone calls are made to the borrower. A real estate loan is assessed a late penalty of 3% of the payment due as soon as the loan is more than 30 days delinquent. A consumer loan is assessed a penalty of 5% of the payment due once the loan is more than 15 days delinquent.

      When a loan secured by real estate becomes delinquent more than 90 days, the Board of Directors reviews the loan and foreclosure proceedings are normally instituted and an appraisal of the collateral is performed. If the appraisal indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan. When a consumer loan becomes more than 90 days past due, American establishes a specific loss allowance for the amount of the loan.

      The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                       At June 30, 2003
                             -----------------------------------------------------------------------------------------------------
                             Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                             -----------------------  ------------------------------  ---------------------  ---------------------
                             Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                             ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                    (Dollars in thousands)

Loans delinquent for:
  30-59 days                   29     $1,946   1.7%        -       $  -      -          15     $259    .2%     44    $2,205  1.9%
  60-89 days                    7        252    .2         -          -      -          12       85    .1      19       337   .3
  90 days and over             17        742    .6         3        245     .2          18      231    .2      38     1,218  1.0
                               --     ------   ---         -       ----     --          --     ----    --     ---    ------  ---
      Total delinquent loans   53     $2,940   2.5%        3       $245     .2%         45     $575    .5%    101    $3,760  3.2%
                               ==     ======   ===         =       ====     ==          ==     ====    ==     ===    ======  ===


                                                                       At June 30, 2002
                             -----------------------------------------------------------------------------------------------------
                             Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                             -----------------------  ------------------------------  ---------------------  ---------------------
                             Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                             ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                    (Dollars in thousands)

Loans delinquent for:
  30-59 days                   16     $  976    .9%        -       $  -      -%         11     $137    .1%     27    $1,113  1.0%
  60-89 days                   14        778    .7         -          -      -          10      168    .2      24       946   .9
  90 days and over             14        632    .6         -          -      -          10       75    .1      31       707   .6
                               --     ------   ---         -       ----     --          --     ----    --     ---    ------  ---
      Total delinquent loans   44     $2,386   2.2%        -       $  -      -%         31     $380    .4%     82    $2,766  2.5%
                               ==     ======   ===         =       ====     ==          ==     ====    ==     ===    ======  ===


                                                                       At June 30, 2001
                             -----------------------------------------------------------------------------------------------------
                             Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                             -----------------------  ------------------------------  ---------------------  ---------------------
                             Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                             ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                    (Dollars in thousands)

Loans delinquent for:
  30-59 days                   29     $1,175   1.1%        4       $314     .3%         13     $358    .3%     46    $1,847  1.7%
  60-89 days                    6        218    .2         -          -      -           7       32     -      13       250   .2
  90 days and over             12        562    .5         -          -      -          14       56    .1      26       618   .6
                               --     ------   ---         -       ----     --          --     ----    --     ---    ------  ---
      Total delinquent loans   47     $1,955   1.8%        4       $314     .3%         34     $446    .4%     85    $2,715  2.5%
                               ==     ======   ===         =       ====     ==          ==     ====    ==     ===    ======  ===

--------------------
<F1>  Percentages correlate to total loans before net items.
<F2>  Includes land loans.

      Nonperforming assets include nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, repossessed assets and real estate acquired by foreclosure or by deed-in-lieu thereof. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual.

      The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:


                                                     At June 30,
                                             ----------------------------
                                              2003       2002       2001
                                              ----       ----       ----
                                                (Dollars in thousands)

Nonaccrual loans                             $  828       $426       $493

Accruing loans delinquent
 90 days or more                                390        281        125
                                             ------       ----       ----
    Total nonperforming loans                 1,218        707        618

Real estate acquired through foreclosure          -          -          -
                                             ------       ----       ----

  Total nonperforming assets                 $1,218       $707       $618
                                             ======       ====       ====

  Allowance for loan losses                  $1,009       $855       $713
                                             ======       ====       ====

  Nonperforming assets as a percent
   of total assets                              .80%       .48%       .44%

  Allowance for loan losses as a percent
   of nonperforming assets                    82.77%    120.93%    115.37%

      For the year ended June 30, 2003, gross interest income which American would have recorded had nonaccrual loans been current in accordance with their original terms was $58,000, and American recorded $12,000 in interest on nonaccrual loans during such period.

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

      The aggregate amounts of American's classified assets at the dates indicated were as follows:


                                        At June 30,
                                  ------------------------
                                   2003      2002     2001
                                   ----      ----     ----
                                       (In thousands)

Classified assets
  Substandard                     $1,189     $949     $681
  Doubtful                             -        -        -
  Loss                                29        -        -
                                  ------     ----     ----
      Total classified assets     $1,218     $949     $681
                                  ======     ====     ====

      American may establish general loan loss allowances for loans classified as substandard or doubtful. Generally, American charges off the portion of any real estate loan deemed to be uncollectible, whereas it uses a loss classification and corresponding reserve for consumer loans.

      American analyzes each classified asset on a monthly basis to determine whether a change in its classification is appropriate under the circumstances. This classification analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, the use of any real estate securing the loan, the status of the borrower and the appraised value of any real estate. As such factors change, American changes the classification of the asset accordingly.

      Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors including, but not limited to, trends in the level of delinquent and nonperforming assets and classified assets, current and anticipated economic conditions in American's primary lending area, such as unemployment data and the consumer price index, past loss experience and losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

      The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:


                                                    For the year ended June 30,
                                                    ---------------------------
                                                      2003      2002     2001
                                                      ----      ----     ----
                                                     (Dollars in thousands)

Balance at beginning of period                       $  855     $713     $723
Charge-offs:
  Residential real estate loans (1)                      (8)     (42)       -
  Nonresidential real estate (2)                        (75)     (29)       -
  Consumer loans                                        (12)     (17)     (11)
                                                     ------     ----     ----
      Total charge-offs                                 (95)     (88)     (11)
Provision for losses on loans                           249       70        1
Allowance resulting from acquisition of Waverly
 Building and Loan Company                                -      160        -
                                                     ------     ----     ----

  Balance at end of period                           $1,009     $855     $713
                                                     ======     ====     ====

  Ratio of net charge-offs to average loans
   outstanding during the period                        .08%     .08%     .01%

--------------------
<F1>  Includes multifamily loans.
<F2>  Includes commercial loans.

      The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:


                                                                        At June 30,
                                       -----------------------------------------------------------------------------
                                                2003                       2002                       2001
                                       -----------------------    -----------------------    -----------------------
                                                  Percent of                 Percent of                 Percent of
                                                 loans in each              loans in each              loans in each
                                                  category to                category to                category to
                                       Amount     total loans     Amount     total loans     Amount     total loans
                                       ------    -------------    ------    -------------    ------    -------------
                                                                  (Dollars in thousands)

Balance at year end applicable to:
  Real estate loans                    $  505        86.9%         $484         87.0%         $471         88.4%
  Commercial loans                        345         9.7           215          9.5           115          7.6
  Consumer and other loans                159         3.4           156          3.5           127          4.0
                                       ------       -----          ----        -----          ----        -----
      Total                            $1,009       100.0%         $855        100.0%         $713        100.0%
                                       ======       =====          ====        =====          ====        =====

Investment Activities

      The following table sets forth the composition of ASB's investments, other than mortgage-backed securities, at the dates indicated:


                                                                        At June 30,
                                         -------------------------------------------------------------------------
                                                 2003                      2002                      2001
                                         ---------------------     ---------------------     ---------------------
                                         Carrying     Percent      Carrying     Percent      Carrying     Percent
                                          value       of total      value       of total      value       of total
                                         --------     --------     --------     --------     --------     --------
                                                                  (Dollars in thousands)

Investments designated
 as held to maturity:
  Interest-bearing deposits in other
   financial institutions                $ 4,851        27.2%      $ 6,376        23.4%      $ 4,009        16.2%

Investments designated
 as available for sale:
  U.S. Government agency obligations      12,022        67.3        19,576        71.9        19,407        78.3
  Municipal obligations                      208         1.2            40          .1             -           -
  Corporate equity securities                  -           -           302         1.1           276         1.1
  FHLMC stock                                775         4.3           948         3.5         1,089         4.4
                                         -------       -----       -------       -----       -------       -----
  Total investments designated
   as available for sale                  13,005        72.8        20,866        76.6        20,772        83.8
                                         -------       -----       -------       -----       -------       -----
Total investments                        $17,856       100.0%      $27,242       100.0%      $24,781       100.0%
                                         =======       =====       =======       =====       =======       =====

      American is permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and other investments permitted by federal regulations.

      The following table sets forth information regarding the maturities, book value and weighted-average yields of ASB's investment securities, other than mortgage-backed securities, at June 30, 2003:


                                   Maturing in               Maturing in               Maturing in
                                    1-5 years                 5-10 Years               10-20 Years                 Total
                              ----------------------    ----------------------    ----------------------    -------------------
                                           Weighted-                 Weighted-                 Weighted-
                              Amortized     average     Amortized     average     Amortized     average     Amortized    Market
                                cost        yield         cost        yield         cost        yield         cost        value
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ------
                                                                    (Dollars in thousands)

Investments designated as
 available for sale:
  U.S. Government
   agency obligations          $3,810        2.50%       $6,135        2.70%       $1,987        3.71%      $11,932      $12,022
  Municipal obligations           163        1.95%           40        4.23             -           -           203          208
  FHLMC stock                       -           -             -           -             -           -            15          775
                               ------        ----        ------        ----        ------        ----       -------      -------
      Total                    $3,973        2.47%       $6,175        2.71%       $1,987        3.71%      $12,150      $13,005
                               ======        ====        ======        ====        ======        ====       =======      =======

      American has been an active purchaser of mortgage-backed securities. At June 30, 2003, mortgage-backed securities totaled $12.1 million, or 7.9% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, including participations or pass-through securities issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA, and collateralized mortgage obligations ("CMOs"). American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, all of which are designated as available for sale, at the dates indicated.


                                            At June 30, 2003                                   At June 30, 2002
                            ------------------------------------------------   ------------------------------------------------
                                          Gross        Gross                                 Gross        Gross
                            Amortized   unrealized   unrealized   Estimated    Amortized   unrealized   unrealized   Estimated
                              cost        gains        losses     fair value     cost        gains        losses     fair value
                            ---------   ----------   ----------   ----------   ---------   ----------   ----------   ----------
                                                                      (In thousands)

Available for sale:
  FHLMC participation
   certificates              $ 3,593       $ 43          $-        $ 3,636      $1,441         $ 35         $-         $1,476
  FNMA participation
   certificates                6,468         51           -          6,519       2,373           15          3          2,385
  GNMA participation
   certificates                1,817         69           -          1,886       2,355           97          -          2,452
  Collateralized mortgage
   obligations                    89          -           -             89         780            -          2            778
                             -------       ----          --        -------      ------         ----         --         ------
    Total mortgage-backed
     securities              $11,967       $163          $-        $12,130      $6,949         $147         $5         $7,091
                             =======       ====          ==        =======      ======         ====         ==         ======


                                            At June 30, 2001
                            ------------------------------------------------
                                          Gross        Gross
                            Amortized   unrealized   unrealized   Estimated
                              cost        gains        losses     fair value
                            ---------   ----------   ----------   ----------
                                            (In thousands)

Available for sale:
  FHLMC participation
   certificates              $  772        $22          $ -         $  794
  FNMA participation
   certificates                 475          9            -            484
  GNMA participation
   certificates               3,207         42           13          3,236
  Collateralized mortgage
   obligations                4,196         18           12          4,202
                             ------        ---         ----         ------
    Total mortgage-backed
     securities              $8,650        $91         $ 25         $8,716
                             ======        ===         ====         ======

Deposits and Borrowings

      Deposits. American's primary source of funds for use in lending and other investment activities is deposits. In addition to deposits, American derives funds from interest payments and principal repayments on loans and mortgage-backed securities and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions. American attracts deposits principally from within its primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, super NOW accounts, demand deposit accounts, money market deposit accounts, money market checking accounts, passbook savings accounts, term certificate accounts and individual retirement accounts ("IRAs"). American's management periodically establishes the interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts based on American's liquidity requirements, growth goals and interest rates paid by competitors. American does not use brokers to attract deposits, and the amount of deposits from outside American's primary market area is not significant.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:


                                                                     At June 30,
                                        --------------------------------------------------------------------
                                                2003                    2002                    2001
                                        --------------------    --------------------    --------------------
                                                    Percent                 Percent                 Percent
                                                    of total                of total                of total
                                         Amount     deposits     Amount     deposits     Amount     deposits
                                         ------     --------     ------     --------     ------     --------
                                                               (Dollars in thousands)

Transaction accounts:
  Passbook accounts                     $ 10,963       8.4%     $ 10,919       8.6%     $  8,004       6.6%
  Demand, NOW and Super NOW accounts       8,463       6.5         8,297       6.5         8,429       7.0
  Money market deposit accounts           30,319      23.2        21,920      17.3        18,292      15.2
                                        --------     -----      --------     -----      --------     -----

      Total transaction accounts          49,745      38.1        41,136      32.4        34,725      28.8

Certificates of deposit:
  0.00 - 1.99%                             6,332       4.8             -         -             -         -
  2.00 - 2.99%                            30,521      23.3        18,612      14.7             -         -
  3.00 - 3.99%                            32,368      24.8        23,574      18.6           254        .2
  4.00 - 4.99%                            10,157       7.8        20,196      15.9        12,638      10.4
  5.00 - 5.99%                             1,198        .9        15,071      11.9        30,836      25.5
  6.00 - 6.99%                               279        .2         6,835       5.4        29,812      24.7
  7.00 - 7.99%                               180        .1         1,373       1.1        12,391      10.3
  8.00 - 8.99%                                 -         -            75         -            69        .1
                                        --------     -----      --------     -----      --------     -----

      Total certificates of deposit       81,035      61.9        85,736      67.6        86,000      71.2
                                        --------     -----      --------     -----      --------     -----

      Total deposits                    $130,780     100.0%     $126,872     100.0%     $120,725     100.0%
                                        ========     =====      ========     =====      ========     =====

      The following table sets forth the remaining maturities of American's certificates of deposit at the dates indicated:


                               At June 30,
                      -----------------------------
                       2003       2002       2001
                       ----       ----       ----
                             (In thousands)

Less than one year    $13,442    $59,243    $59,377
One to two years       54,869     21,897     25,150
Two to three years      3,808      1,960      1,071
Over three years        8,916      2,636        402
                      -------    -------    -------
Total                 $81,035    $85,736    $86,000
                      =======    =======    =======

      The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2003:


                                                                         At June 30, 2003
                                                                         ----------------
                                                                          (In thousands)

Certificates of deposit with balances of $100,000
 or more maturing in quarter ending (1):
  September 30, 2003                                                          $ 1,836
  December 31, 2003                                                             2,214
  March 31, 2004                                                                1,131
  June 30, 2004                                                                   198
  After June 30, 2004                                                             850
                                                                              -------

      Total certificates of deposit with balances of $100,000 or more           6,229
Savings and demand deposits with balances of $100,000 or more                   6,597
                                                                              -------
      Total deposits with balances of $100,000 or more                        $12,826
                                                                              =======

--------------------
<F1>  Account balances over $100,000 are not insured by the FDIC.

      The following table sets forth American's deposit account balance activity for the periods indicated:


                                          Year ended June 30,
                                  ----------------------------------
                                    2003         2002         2001
                                    ----         ----         ----
                                        (Dollars in thousands)

Beginning balance                 $126,872     $120,725     $110,007
Deposits                           769,775      543,956      296,499
Deposits acquired from Waverly
 Building and Loan Company               -        4,723            -
Withdrawals                       (768,129)    (547,474)    (290,880)
Interest credited                    2,262        4,942        5,099
                                  --------     --------     --------
Ending balance                    $130,780     $126,872     $120,725
                                  ========     ========     ========

Net increase                      $  3,816     $  6,147     $ 10,718
                                  ========     ========     ========
Percent increase                      3.01%        5.09%        9.74%
                                  ========     ========     ========

      Borrowings. American's other sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and other borrowings. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB of Cincinnati. American complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.1 million at June 30, 2003.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2003, American had $4.2 million outstanding in advances from the FHLB. American had no other borrowings during fiscal 2003.

      The following table sets forth certain information as to American's FHLB advances at the dates indicated:


                                          At June 30,
                                  ----------------------------
                                   2003       2002       2001
                                   ----       ----       ----
                                     (Dollars in thousands)

FHLB advances                     $4,188     $4,223     $4,257
Weighted average interest rate      1.33%      1.95%      3.78%

      The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:


                                         Year ended June 30,
                                    -----------------------------
                                     2003       2002       2001
                                     ----       ----       ----
                                        (Dollars in thousands)

FHLB advances:
  Maximum balance                   $7,409     $6,560     $6,788
  Average balance                   $4,354     $5,039     $5,217
  Weighted average interest rate      1.63%      2.36%      6.63%

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

Subsidiary Activities

      American has two wholly-owned subsidiaries. A.S.L. Services, Inc. ("ASL") owns stock in American's data processing service provider. At June 30, 2003, the stock held by ASL had a book value of $114,000. ASL also has an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $132,000 at June 30, 2003. Additionally, American owns ASB Community Development Corporation ("ASB Development"), which was formed in March 2003 for the purpose of participating in a federal tax program designed to promote lending in new markets, which in turn will provide federal income tax credits to American. At June 30, 2003, ASB Development's assets consisted of cash totaling $1.9 million and loans of approximately $100,000.

Personnel

      As of June 30, 2003, American had 31 full-time employees and 11 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and retirement plan benefits. None of the employees of American is represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings and loan holding company, ASB is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as an Ohio corporation, ASB is subject to provisions of the Ohio Revised Code applicable to corporations generally.

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

      Regulatory Capital Requirements. American is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. American exceeded these requirements with tangible capital of 8.6%, core capital of 8.6% and risk-based capital of 15.8% at June 30, 2003.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 2003, met the standards for the highest category, a "well-capitalized" institution.

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

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of its assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2003, American qualified as a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 2003.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, acceptance of securities issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 2003.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be submitted to and approved by the OTS by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Holding Company Regulation. As a unitary savings and loan holding company, ASB generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association,
(ii) transactions between the savings association and its affiliates, and
(iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2003, American met the QTL test.

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

      Federal Regulation of Acquisitions of Control of ASB and American. In addition to the Ohio law limitations on the merger and acquisition of ASB, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of American or ASB without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition. In addition, OTS approval must be obtained for any merger involving either ASB or American.

Federal Deposit Insurance Corporation

      The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. American is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including American, and has authority to initiate enforcement actions against insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

Federal Reserve Requirements

      FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.1 million (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts in excess of $42.1 million. At June 30, 2003, American was in compliance with the reserve requirements.

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

      Control Share Acquisition Statute. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities required to file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because ASB's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

                                  TAXATION

Federal Taxation

      ASB and American are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, ASB and American may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997, but American does not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2003, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $1.6 million of accumulated earnings and profits for tax purposes as of June 30, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

      The tax returns of American have been audited or closed without audit through fiscal year 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of American.

Ohio Taxation

      ASB is subject to the Ohio corporation franchise tax, which, as applied to ASB, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.4% of taxable net worth.

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

      ASB may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, ASB must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of American. ASB made such an election for fiscal 2003.

      American is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the taxable book net worth. As a "financial institution," American is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

                        CRITICAL ACCOUNTING POLICIES

      We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be a critical accounting policy.

      The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for American Savings Bank.

      Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlining collateral, the financial strength of the borrower, results of internal loans reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

      The analysis has two components, specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the reserves we have established which could have a material negative effect on our financial results.

Item 2.  Description of Property

      At June 30, 2003, American owned the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located and the properties at 907 Chillicothe Street, Portsmouth, Ohio and 118 North Market Street, Waverly, Ohio where American operated branch offices. At June 30, 2003, the net book value of these properties, including the buildings was $1.7 million, and American's office premises and equipment had a total net book value of $1.8 million. In August 2003, American opened a new office at 951 West Emmitt Ave., Waverly, Ohio to replace the office located at 118 North Market Street in Waverly. For additional information regarding American's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

Item 5.  Market for Common Equity and Related Stockholder Matters

      The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 2003 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

      The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.  Consolidated Financial Statements

      The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 12, 2003, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Ownership of ASB Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10. Executive Compensation

      The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" and "Stock Option Plan" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The information contained in the Proxy Statement under the caption "Ownership of ASB Stock" is incorporated herein by reference.

      ASB maintains the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") under which it may issue equity securities to its directors, officers and employees. The Plan was approved by ASB's shareholders at the 1995 Annual Meeting of Shareholders.

      The following table shows, as of June 30, 2003, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                    Equity Compensation Plan Information


-------------------------------------------------------------------------------------------------------------
                                              (a)                    (b)                       (c)
-------------------------------------------------------------------------------------------------------------
                                                                                    Number of securities
                                                                                    remaining available for
                                     Number of securities                           future issuance under
                                       to be issued upon       Weighted-average     equity compensation plans
                                          exercise of         exercise price of     (excluding securities
Plan Category                        outstanding options     outstanding options    reflected in column (a))
-------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders               77,694                  $8.89                        0
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security holders              N/A                    N/A                      N/A
-------------------------------------------------------------------------------------------------------------
Total                                       77,694                  $8.89                        0
-------------------------------------------------------------------------------------------------------------

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

              13 Annual Report (the following parts of which are incorporated herein by reference: "Market Price of ASB Common Shares and Related Shareholder

                     Matters;" "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and Consolidated Financial Statements.)

              20     Proxy Statement

              21 Subsidiaries of ASB Financial Corp. (incorporated by reference)

              31.1   Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              31.2   Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              32.1   Certification of Chief Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

              32.2   Certification of Chief Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              On May 6, 2003, ASB filed a Form 8-K to report the issuance of a press release regarding its earnings for the quarter ended March 31, 2003.

Item 14. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of ASB's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ASB's disclosure controls and procedures are effective. There were no changes in ASB's internal controls, which materially affected or are reasonably likely to materially affect, ASB's internal controls over financial reporting.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASB FINANCIAL CORP.


                                       By /s/ Robert M. Smith
                                          ---------------------------
                                          Robert M. Smith
                                          President


                                       Date: September 29, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Gerald R. Jenkins               By /s/ Lee O. Fitch
   --------------------------             ---------------------------
   Gerald R. Jenkins                      Lee O. Fitch
   Director                               Director

Date: September 29, 2003               Date: September 29, 2003

By /s/ William J. Burke                By /s/ Louis M. Schoettle
   --------------------------             ---------------------------
   William J. Burke                       Louis M. Schoettle
   Director                               Director

Date: September 29, 2003               Date: September 29, 2003

By /s/Christopher H. Lute              By /s/ Michael L. Gampp
   --------------------------             ---------------------------
   Christopher H. Lute                    Michael L. Gampp
   Director                               Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

Date: September 29, 2003               Date: September 29, 2003

By /s/ Robert M. Smith
   --------------------------
   Robert M. Smith
   President and Director
   (Principal Executive Officer)

Date: September 29, 2003

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

  3.1      Articles of Incorporation of ASB Financial Corp.            Incorporated by reference to the Form
                                                                       10-KSB for fiscal year ended June 30,
                                                                       1995 filed with the SEC on September
                                                                       28, 1995 (SEC File No. 000-25906) (the
                                                                       "1995 Form 10-KSB") with the
                                                                       Securities and Exchange Commission
                                                                       (the "SEC"), Exhibit 3.3

  3.4      Code of Regulations of ASB Financial Corp.                  Incorporated by reference to the 1995
                                                                       Form 10-KSB, Exhibit 3.5

 10.1      ASB Financial Corp. 1995 Stock Option and Incentive Plan    Incorporated by reference to the Form
                                                                       10-KSB for the fiscal year ended June
                                                                       30, 1996 filed with the SEC on EDGAR
                                                                       on September 30, 1996 (SEC File No.
                                                                       000-25906) (the "1996 Form 10-KSB")
                                                                       Exhibit 10.1

 10.2      American Savings Bank, fsb Management Recognition           Incorporated by reference to the 1996
           Plan and Trust Agreement                                    Form 10-KSB, Exhibit 10.2

 13        2003 Annual Report to Shareholders

 20        Proxy Statement for 2003 Annual Meeting                     Incorporated by reference to the Proxy
                                                                       Statement for the 2003 Annual Meeting
                                                                       of Shareholders filed with the SEC on
                                                                       September 22, 2003

 21        Subsidiaries of ASB Financial Corp.                         Incorporated by reference to the 1995
                                                                       Form 10-KSB, Exhibit 21

 31.1      Certification of Chief Executive Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

 32.1      Certification of Chief Executive Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002