Form 10QSB
period 2003-09-30
ASB FINANCIAL CORP /OH
filed 2003-11-14
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003
                                     ------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to _______________

                      Commission File Number:  0-25906
                                               -------

                             ASB FINANCIAL CORP.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Ohio                             31-1429488
-------------------------------    ---------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

               503 Chillicothe Street, Portsmouth, Ohio  45662
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:
                        Yes  [X]    No  [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      November 12, 2003 - 1,655,497 shares of common stock, no par value
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
                        Yes  [ ]    No  [X]

                                    INDEX

                                                                   Page

PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition        3

               Consolidated Statements of Earnings                   4

               Consolidated Statements of Comprehensive Income       5

               Consolidated Statements of Cash Flows                 6

               Notes to Consolidated Financial Statements            8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           13


PART II   -    OTHER INFORMATION                                    16

SIGNATURES                                                          17

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                            September 30,    June 30,
      ASSETS                                                                     2003          2003

Cash and due from banks                                                        $  1,220      $  2,932
Interest-bearing deposits in other financial institutions                         1,107         4,678
                                                                               --------      --------
      Cash and cash equivalents                                                   2,327         7,610


Certificates of deposit in other financial institutions                             178           173
Investment securities available for sale - at market                             13,019        13,005
Mortgage-backed securities available for sale - at market                        11,856        12,130
Loans receivable - net                                                          120,932       114,974
Office premises and equipment - at depreciated cost                               1,890         1,829
Federal Home Loan Bank stock - at cost                                            1,072         1,061
Accrued interest receivable on loans                                                262           308
Accrued interest receivable on mortgage-backed securities                            56            62
Accrued interest receivable on investments and interest-bearing deposits            133           230
Prepaid expenses and other assets                                                   998         1,050
Prepaid federal income taxes                                                        103           164
Deferred federal income taxes                                                       103           159
                                                                               --------      --------
      Total assets                                                             $152,929      $152,755
                                                                               ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $130,375      $130,780
Advances from the Federal Home Loan Bank                                          4,429         4,188
Advances by borrowers for taxes and insurance                                        95           177
Accrued interest payable                                                            445            72
Other liabilities                                                                 1,231         1,179
                                                                               --------      --------
      Total liabilities                                                         136,575       136,396

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued                                                                   -             -
  Common stock, 4,000,000 shares authorized, no par value;
   1,905,614 shares issued at both September 30, 2003 and
   June 30, 2003                                                                      -             -
  Additional paid-in capital                                                      9,895         9,895
  Retained earnings, restricted                                                   9,053         8,782
  Shares acquired by stock benefit plans                                           (285)         (285)
  Accumulated comprehensive income, unrealized gains
   on securities designated as available for sale,
   net of related tax effects                                                       531           673
  Less 250,117 and 243,267 shares of treasury stock
   at September 30, 2003 and June 30 2003, respectively
   - at cost                                                                     (2,840)       (2,706)
                                                                               --------      --------
      Total shareholders' equity                                                 16,354        16,359
                                                                               --------      --------

      Total liabilities and shareholders' equity                               $152,929      $152,755
                                                                               ========      ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

           For the three months ended September 30, 2003 and 2002
                    (In thousands, except per share data)


                                                                   2003       2002

Interest income
  Loans                                                           $1,992    $2,031
  Mortgage-backed securities                                          32       129
  Investment securities                                              170       303
  Interest-bearing deposits and other                                  -        11
                                                                  ------    ------

      Total interest income                                        2,194     2,474

Interest expense
  Deposits                                                           726     1,058
  Borrowings                                                          14        21
                                                                  ------    ------
      Total interest expense                                         740     1,079
                                                                  ------    ------

      Net interest income                                          1,454     1,395

Provision for losses on loans                                         23         -
                                                                  ------    ------

      Net interest income after provision for losses on loans      1,431     1,395

Other income
  Gain on investment securities transactions                           -         5
  Gain on sale of office premises and equipment                       58         -
  Other operating                                                    153       128
                                                                  ------    ------

      Total other income                                             211       133

General, administrative and other expense
  Employee compensation and benefits                                 508       468
  Occupancy and equipment                                             53        44
  Data processing                                                    109       131
  Other operating                                                    274       194
                                                                  ------    ------

      Total general, administrative and
       other expense                                                 944       837
                                                                  ------    ------

      Earnings before income taxes                                   698       691

Federal income taxes
  Current                                                             68       123
  Deferred                                                           129        80
                                                                  ------    ------
      Total federal income taxes                                     197       203
                                                                  ------    ------

      NET EARNINGS                                                $  501    $  488
                                                                  ======    ======
      EARNINGS PER SHARE
        Basic                                                     $  .30    $  .32
                                                                  ======    ======

        Diluted                                                   $  .29    $.  31
                                                                  ======    ======

                            ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the three months ended September 30, 2003 and 2002
                               (In thousands)


                                                             2003     2002

Net earnings                                                $ 501     $488

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits)
   of $(73) and $16 in 2003 and 2002,
   respectively                                              (142)      32

Reclassification adjustment for realized
  gains included in earnings,
  net of tax of $2 in 2002                                      -       (3)
                                                            -----     ----

Comprehensive income                                        $ 359     $517
                                                            =====     ====
Accumulated comprehensive income                            $ 531     $879
                                                            =====     ====

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended September 30, 2003 and 2002
                               (In thousands)


                                                            2003        2002

Cash flows from operating activities:
  Net earnings for the period                             $   501     $    488
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net          91           73
    Amortization of deferred loan origination fees            (26)         (23)
    Depreciation and amortization                              32           36
    Provision for losses on loans                              23            -
    Federal Home Loan Bank stock dividends                    (11)         (12)
    Gain on sale of office premises and equipment             (58)           -
    Gain on investment securities transactions                  -           (5)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                             149          (34)
      Prepaid expenses and other assets                        52          (18)
      Accrued interest payable                                373          484
      Other liabilities                                        52           91
      Federal income taxes
        Current                                                61         (128)
        Deferred                                              129           80
                                                          -------     --------
      Net cash provided by operating activities             1,368        1,032

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities         3,000        5,003
  Proceeds from sale of office premises and equipment          58            -
  Purchase of investment securities                        (3,074)      (4,879)
  Principal repayments on mortgage-backed securities        2,059        3,963
  Purchase of mortgage-backed securities                   (2,036)      (6,398)
  Loan principal repayments                                 9,066        9,703
  Loan disbursements                                      (15,021)     (10,708)
  Purchase of office premises and equipment                   (93)        (258)
                                                          -------     --------
      Net cash used in investing activities                (6,041)      (3,574)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                           (405)        (814)
  Proceeds from Federal Home Loan Bank advances               250            -
  Repayment of Federal Home Loan Bank advances                 (9)          (9)
  Advances by borrowers for taxes and insurance               (82)         (85)
  Purchase of treasury stock                                 (134)         (20)
  Dividends paid on common shares                            (230)        (202)
                                                          -------     --------
      Net cash used in financing activities                  (610)      (1,130)

Net decrease in cash and cash equivalents                  (5,283)      (3,672)

Cash and cash equivalents at beginning of period            7,610        7,704
                                                          -------     --------

Cash and cash equivalents at end of period                $ 2,327     $  4,032
                                                          =======     ========

                             ASB Financial Corp.

           For the three months ended September 30, 2003 and 2002
                               (In thousands)


                                                                      2003     2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                              $ 367     $595
                                                                     =====     ====

    Federal income taxes                                             $   -     $230
                                                                     =====     ====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                             $(142)    $ 29
                                                                     =====     ====

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three-month periods ended September 30, 2003 and 2002

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include all of the accounts of the Corporation, American Savings Bank, fsb ("American"), ASB Community Development Corporation and A.S.L. Services, Inc., American's wholly-owned subsidiaries. All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period less shares in the ASB Financial Corp. Employee Stock Owenership Plan ("ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 8,128 and 21,979 unallocated ESOP shares for the three month periods ended September 30, 2003 and 2002, respectively.
Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


For the three months ended September 30,      2003         2002


   Weighted-average common shares
    outstanding (basic)                     1,660,853    1,505,233

   Dilutive effect of assumed exercise
    of stock options                           43,382       70,534
                                            ---------    ---------

   Weighted-average common shares
    outstanding (diluted)                   1,704,235    1,575,767
                                            =========    =========

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2003 and 2002


4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. SFAS No. 142 is effective for fiscal years beginning after December 15, 2002. Management adopted SFAS No. 142 effective July 1, 2002, as required, without material effect on the Corporation's financial position or results of operations.

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

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2003 and 2002


4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective September 30, 2003, without material effect on the Corporation's financial condition or results of operations.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 totaled $289,000 and such letters of credit expire at various times through September 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management has not established any variable interest entities subsequent to January 31, 2003 and has no current intent to do so.

5.    Stock Option Plan
      -----------------

During fiscal 1996 the Board of Directors and shareholders adopted the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 225,423 shares, as adjusted, of authorized but unissued shares of common stock at fair value at the date of grant. In fiscal 1996, the Corporation granted 197,521 options which have an adjusted exercise price of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2003 and 2002

5.    Stock Option Plan (continued)
      -----------------------------

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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended September 30, 2003 and 2002, would have been reported as the pro forma amounts indicated below:


                                                                       Three months ended
                                                                         September 30,
                                                                          2003    2002

Net earnings (In thousands)                             As reported       $501    $488

                               Stock-based compensation, net of tax         (2)      -
                                                                          ----    ----

                                                          Pro-forma       $499    $488
                                                                          ====    ====

Earnings per share
  Basic                                                 As reported       $.30    $.32

                               Stock-based compensation, net of tax          -       -
                                                                          ----    ----

                                                          Pro-forma       $.30    $.32
                                                                          ====    ====

  Diluted                                               As reported       $.29    $.31

                               Stock-based compensation, net of tax          -       -
                                                                          ----    ----

                                                          Pro-forma       $.29    $.31
                                                                          ====    ====

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during fiscal 2003: dividend yield of 2.9% and 4.9%, respectively; expected volatility of 20.0% for both years; a risk-free interest rate of 3.4% and 5.0%, respectively; and an expected life of ten years for all grants.

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2003 and 2002


5.    Stock Option Plan (continued)
      -----------------------------

A summary of the status of the Corporation's Plan as of September 30, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:


                                      Three months ended                      Year ended
                                         September 30,                         June 30,
                                             2003                    2003                     2002
                                                Weighted-                Weighted-               Weighted-
                                                average                  average                 average
                                                exercise                 exercise                exercise
                                      Shares    price        Shares      price        Shares     price

Outstanding at beginning of period    77,694      $8.89       212,915     $ 7.69      226,672      $7.70
Granted                                    -          -         9,712      16.50            -          -
Exercised                                  -          -      (144,933)      7.64      (13,757)      7.64
Forfeited                                  -          -             -          -            -          -
                                      ------      -----      --------     ------      -------      -----

Outstanding at end of period          77,694      $8.89        77,694     $ 8.89      212,915      $7.69
                                      ======      =====      ========     ======      =======      =====

Options exercisable at period-end     61,982      $7.71        61,982     $ 7.71      204,915      $7.65
                                      ======      =====      ========     ======      =======      =====

Weighted-average fair value of
 options granted during the period                  N/A                   $ 5.28                     N/A
                                                    ===                   ======                     ===

The following information applies to options outstanding at September 30, 2003:


Number outstanding                                            67,982
Range of exercise prices                                 $7.64-$8.75
Number outstanding                                             9,712
Exercise price                                                $16.50
Weighted-average exercise price                                $8.89
Weighted-average remaining contractual life                3.8 years

                             ASB Financial Corp.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2003 to September 30, 2003
 -----------------------------------

At September 30, 2003, the Corporation's assets totaled $152.9 million, an increase of $174,000, or .1%, over total assets at June 30, 2003.

Cash and cash equivalents decreased by $5.3 million, or 69.4%, from June 30, 2003 levels, to a total of $2.3 million at September 30, 2003. Investment securities totaled $13.0 million at September 30, 2003, unchanged from June 30, 2003 levels. There were maturities of $3.0 million which were offset by purchases of $3.1 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $11.9 million at September 30, 2003, a decrease of $274,000, or 2.3%, from the total at June 30, 2003, due primarily to principal repayments of $2.1 million and a pre-tax decrease in unrealized gains totaling $215,000, which were substantially offset by purchases totaling $2.0 million.

Loans receivable increased by $6.0 million, or 5.2%, during the three-month period ended September 30, 2003, to a total of $120.9 million. Loan disbursements amounted to $15.0 million for the three months ended September 30, 2003, and were partially offset by principal repayments of $9.1 million. During the three months ended September 30, 2003, loans originated consisted of $10.0 million of loans secured by one- to four-family residential real estate, $1.3 million of loans secured by nonresidential real estate, $2.3 million of commercial loans and $1.4 million of consumer loans.

The allowance for loan losses totaled $1.1 million and $1.0 million at September 30, 2003 and June 30, 2003, respectively. Nonperforming and nonaccrual loans totaled $1.2 million at both September 30, 2003 and June 30, 2003. The allowance for loan losses represented 89.8% and 82.8% of nonperforming loans as of September 30, 2003 and June 30, 2003, respectively. At September 30, 2003, nonperforming loans consisted of $1.0 million in one- to four-family residential real estate loans and $211,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at September 30, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $130.4 million at September 30, 2003, a decrease of $405,000, or .3%, over June 30, 2003 levels. The decrease in deposits was due primarily to the maturity of jumbo CD's.

Shareholders' equity totaled $16.4 million at September 30, 2003, virtually unchanged from June 30, 2003 levels. Net earnings of $501,000, were completely offset by dividends on common shares totaling $230,000, a $142,000 net decrease in unrealized gains on securities designated as available for sale and a $134,000 repurchase of treasury shares. Total dividends on a per share basis totaled $.14 for the three months ended September 30, 2003.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2003, American's regulatory capital was well in excess of the minimum capital requirements.

                             ASB Financial Corp.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month
---------------------------------------------------
 Periods Ended September 30, 2003 and 2002
 -----------------------------------------

General
-------

Net earnings amounted to $501,000 for the three months ended September 30, 2003, an increase of $13,000, or 2.7%, compared to the $488,000 of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from increases of $59,000 in net interest income and $78,000 in other income, and a $6,000 decrease in the provision for federal income taxes, which were partially offset by increases of $107,000 in general, administrative and other expense and a $23,000 in the provision for losses on loans.

Net Interest Income
-------------------

Interest income on loans decreased by $39,000, or 1.9%, during the quarter ended September 30, 2003, compared to the 2002 period. This decrease was due primarily to a 48 basis point decrease in the weighted-average yield, to 6.76% for the 2003 quarter, which was partially offset by a $6.0 million, or 5.2%, increase in the average portfolio balance outstanding year to year. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $241,000, or 54.5%, due primarily to a 282 basis point decrease in the weighted-average yield, to 2.6% for the 2003 quarter and a $274,000, or 2.2%, decrease in the average balance of the related assets outstanding year to year.

Interest expense on deposits decreased by $332,000, or 31.4%, for the three months ended September 30, 2003, compared to the same quarter in 2002. This decrease was due primarily to a 102 basis point decrease in the weighted-average cost of deposits, to 2.22% for the quarter ended September 30, 2003, and a $405,000, or .3%, decrease in the average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $7,000, or 33.3%, due primarily to a 75 basis point decrease in the average cost of borrowings. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the lagging effects of prior quarters' decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $59,000, or 4.2%, to a total of $1.5 million for the three months ended September 30, 2003. The interest rate spread increased to 3.69% for the three months ended September 30, 2003, from 3.65% for the 2002 period, while the net interest margin decreased to 3.89% in the 2003 period, compared to 3.92% in the 2002 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $23,000 during the three months ended September 30, 2003, an increase of $23,000, or 100%, over the comparable quarter in 2002 where no provision was recorded. The current period provision was predicated primarily upon an increase in commercial loans and loans secured by nonresidential real estate and an increase in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

                             ASB Financial Corp.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month
---------------------------------------------------
 Periods Ended September 30, 2003 and 2002 (continued)
 -----------------------------------------------------

Other Income
------------

Other income totaled $211,000 for the three months ended September 30, 2003, an increase of $78,000, or 58.6% over the same period in 2002. The increase was due primarily to a $58,000 gain on sale of office premises, as well as a $25,000, or 9.5%, increase in other operating income, primarily from ATM transaction fees and other charges.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $944,000 for the three months ended September 30, 2003, an increase of $107,000, or 12.8%, over the same period in 2002. This increase was comprised of increases of $40,000, or 8.5%, in employee compensation and benefits, $9,000, or 20.5%, in occupancy and equipment, and $80,000, or 41.2%, in other operating expenses, which were partially offset by a $22,000, or 16.8%, decrease in data processing costs. The increase in employee compensation and benefits was due primarily to normal merit increases and an increase in staffing levels. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in other operating expenses was due to increases in legal, accounting and consultant costs. The decrease in data processing was due primarily to the absence of costs associated with system upgrades that were completed in the comparable quarter in 2002.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $197,000 for the three months ended September 30, 2003, a decrease of $6,000, or 3.0%, compared to the same period in 2002. This decrease was a combination of an increase in net earnings before taxes of $7,000, or 1.0%, and was offset by the effects of $25,000 in New Markets Tax Credits which were awarded to ASB Community Development Corporation in fiscal 2003. The effective tax rates were 28.2% and 29.4% for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease in the effective tax rate for the 2003 quarter was due to the Corporation's continued participation in the New Markets Tax Credit program.


ITEM 3:  Controls and Procedures
         -----------------------

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

There were no significant changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect the Corporation's internal controls over financial reporting.

                             ASB Financial Corp.

                                   PART II


ITEM 1.     Legal Proceedings
            -----------------

            Not applicable.

ITEM 2.     Changes in Securities
            ---------------------

            Not applicable.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            On October 22, 2003, the Corporation held its 2003 Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected six directors to terms expiring in 2004 by the following votes:


                                      For       Withheld

            William J. Burke       1,482,357      1,000
            Gerald R. Jenkins      1,470,026     13,731
            Christoper H. Lute     1,483,157        600
            Larry F. Meredith      1,474,889      8,868
            Louis M. Schoettle     1,482,357      1,000
            Robert M. Smith        1,470,526     13,231

            The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2004 fiscal year by the following vote:


              For:       Against:    Abstain:

            1,478,850     2,700       2,206

ITEM 5.     Other Information

            None.

ITEM 6.     Exhibits and Reports on Form 8-K

      (a)    Exhibits:
             ---------

             31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)    Reports on Form 8-K:

            On August 5, 2003, the Corporation filed a Form 8-K regarding its press release announcing earnings for the quarter and year ended June 30, 2003

                             ASB Financial Corp.

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ASB FINANCIAL CORP.


Date:  November 14, 2003               By:  /s/ Robert M. Smith
       -----------------                    -------------------------------
                                            Robert M. Smith
                                            President and Chief Executive
                                            Officer



Date:  November 14, 2003               By:  /s/ Michael L. Gampp
       -----------------                    -------------------------------
                                            Michael L. Gampp
                                            Chief Financial Officer