Form 10QSB
period 2003-12-31
ASB FINANCIAL CORP /OH
filed 2004-02-17
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2003
                                    -----------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     February 12, 2004 - 1,663,670 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):
Yes   [ ]      No   [X]

                                    INDEX

                                                                       Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Earnings                          4

            Consolidated Statements of Comprehensive Income              5

            Consolidated Statements of Cash Flows                        6

            Notes to Consolidated Financial Statements                   8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12


PART II  -  OTHER INFORMATION                                           17

SIGNATURES                                                              18

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

<CAPTION
                                                                   December 31,    June 30,
ASSETS                                                                 2003          2003

Cash and due from banks                                              $  1,370      $  2,932
Interest-bearing deposits in other financial institutions               3,936         4,678
                                                                     --------      --------
      Cash and cash equivalents                                         5,306         7,610

Certificates of deposit in other financial institutions                   178           173
Investment securities available for sale - at market                   13,338        13,005
Mortgage-backed securities available for sale - at market              11,403        12,130
Loans receivable - net                                                125,235       114,974
Office premises and equipment - at depreciated cost                     1,850         1,829
Federal Home Loan Bank stock - at cost                                  1,082         1,061
Accrued interest receivable on loans                                      261           308
Accrued interest receivable on mortgage-backed securities                  53            62
Accrued interest receivable on investments and interest-bearing
 deposits                                                                 223           230
Prepaid expenses and other assets                                         702         1,050
Prepaid federal income taxes                                              453           164
Deferred federal income taxes                                              67           159
                                                                     --------      --------

      Total assets                                                   $160,151      $152,755
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits      $132,482      $130,780
Advances from the Federal Home Loan Bank                                9,419         4,188
Advances by borrowers for taxes and insurance                             185           177
Accrued interest payable                                                   35            72
Other liabilities                                                       1,022         1,179
                                                                     --------      --------
      Total liabilities                                               143,143       136,396

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued                                                         -             -
  Common stock, 4,000,000 shares authorized, no par value;
   1,913,787 and 1,905,614 shares issued at  December 31, 2003 and
   June 30, 2003, respectively                                              -             -
  Additional paid-in capital                                            9,851         9,895
  Retained earnings, restricted                                         9,522         8,782
  Shares acquired by stock benefit plans                                 (126)         (285)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale, net of related tax effects           601           673
  Less 250,117 and 243,267 shares of treasury stock at
   December 31, 2003 and June 30 2003, respectively - at cost          (2,840)       (2,706)
                                                                     --------      --------
      Total shareholders' equity                                       17,008        16,359
                                                                     --------      --------

      Total liabilities and shareholders' equity                     $160,151      $152,755
                                                                     ========      ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share data)

                                                  For the six months     For the three months
                                                  ended December 31,      ended December 31,
                                                   2003        2002        2003        2002

Interest income
  Loans                                           $3,992      $4,074      $2,000      $2,043
  Mortgage-backed securities                          79         244          47         115
  Investment securities                              346         550         175         247
  Interest-bearing deposits and other                  -          22           -          11
                                                  ------      ------      ------      ------
      Total interest income                        4,417       4,890       2,222       2,416

Interest expense
  Deposits                                         1,431       2,021         705         963
  Borrowings                                          33          51          18          30
                                                  ------      ------      ------      ------
      Total interest expense                       1,464       2,072         723         993
                                                  ------      ------      ------      ------

      Net interest income                          2,953       2,818       1,499       1,423

Provision for losses on loans                         50         124          28         124
                                                  ------      ------      ------      ------

      Net interest income after provision for
       losses on loans                             2,903       2,694       1,471       1,299

Other income
  Gain on sale of investment securities               10          12          10           7
  Gain on sale of office premises                     58           -           -           -
  Other operating                                    313         268         160         140
                                                  ------      ------      ------      ------
      Total other income                             381         280         170         147

General, administrative and other expense
  Employee compensation and benefits               1,001         773         493         305
  Occupancy and equipment                            116          91          63          47
  Franchise taxes                                     85          64          43          61
  Data processing                                    212         206         103          75
  Other operating                                    512         378         279         187
                                                  ------      ------      ------      ------
      Total general, administrative and other
       expense                                     1,926       1,512         981         675
                                                  ------      ------      ------      ------

      Earnings before income taxes                 1,358       1,462         660         771

Federal income taxes
  Current                                            217         378         149         255
  Deferred                                           129          80           -           -
                                                  ------      ------      ------      ------
      Total federal income taxes                     346         458         149         255
                                                  ------      ------      ------      ------

      NET EARNINGS                                $1,012      $1,004      $  511      $  516
                                                  ======      ======      ======      ======
      EARNINGS PER SHARE
        Basic                                     $  .61      $  .67      $  .31      $  .35
                                                  ======      ======      ======      ======

        Diluted                                   $  .59      $  .64      $  .30      $  .33
                                                  ======      ======      ======      ======

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)

                                                                  For the six months    For the three months
                                                                  ended December 31,     ended December 31,
                                                                   2003        2002        2003      2002

Net earnings                                                      $1,012      $1,004       $511      $516

Other comprehensive income (loss), net of taxes (benefits):
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $(33), $39, $36
   and $22 during the respective periods                             (65)         75         77        43

Reclassification adjustment for realized gains included
 in earnings, net of taxes of $3 and $4 during the six-month periods ended December 31, 2003 and 2002 and $3 and $2
 during the three-month periods ended December 31, 2003
 and 2002                                                             (7)         (8)        (7)       (5)
                                                                  ------      ------       ----      ----

Comprehensive income                                              $  940      $1,071       $581      $554
                                                                  ======      ======       ====      ====

Accumulated comprehensive income                                  $  601      $  917       $601      $917
                                                                  ======      ======       ====      ====

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six months ended December 31,
                               (In thousands)

                                                                   2003          2002

Cash flows from operating activities:
  Net earnings for the period                                    $  1,012      $  1,004
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                 161            82
    Amortization of deferred loan origination fees                    (95)          (68)
    Depreciation and amortization                                      74            65
    Amortization of expense related to stock benefit plans            308           345
    Provision for losses on loans                                      50           124
    Federal Home Loan Bank stock dividends                            (21)          (23)
    Gain on sale of investment securities                             (10)          (12)
    Gain on sale of office premises                                   (58)            -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                      63           (50)
      Prepaid expenses and other assets                               348           191
      Accrued interest payable                                        (37)            2
      Other liabilities                                              (157)           47
      Federal income taxes
        Current                                                      (289)         (283)
        Deferred                                                      129            80
                                                                 --------      --------
          Net cash provided by operating activities                 1,478         1,504

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                (4,988)       (7,320)
  Proceeds from sale of office premises                                58             -
  Proceeds from maturity of investment securities                   4,010         9,904
  Proceeds from sale of investment securities                         500         2,958
  Purchase of mortgage-backed securities                           (2,783)       (7,221)
  Principal repayments on mortgage-backed securities                3,318         4,024
  Loan principal repayments                                        22,001        17,096
  Loan disbursements                                              (32,145)      (20,460)
  Purchase of office equipment                                        (95)         (387)
                                                                 --------      --------
          Net cash used in investing activities                   (10,124)       (1,406)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                  1,702           891
  Proceeds from Federal Home Loan Bank Advances                     9,931             -
  Repayment of Federal Home Loan Bank advances                     (4,700)          (18)
  Advances by borrowers for taxes and insurance                         8            12
  Proceeds from issuance of shares under stock option plan              -            70
  Purchase of treasury stock                                         (134)          (49)
  Dividends paid on common stock                                     (465)         (403)
                                                                 --------      --------
           Net cash provided by financing activities                6,342           503
                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents               (2,304)          601

Cash and cash equivalents at beginning of period                    7,610         7,704
                                                                 --------      --------

Cash and cash equivalents at end of period                       $  5,306      $  8,305
                                                                 ========      ========

                             ASB Financial Corp.

                    For the six months ended December 31,
                               (In thousands)

                                                                  2003        2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                         $  559      $  688
                                                                 ======      ======

    Interest on deposits and borrowings                          $1,501      $2,070
                                                                 ======      ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
   available for sale, net of related tax effects                $  (72)     $   67
                                                                 ======      ======

  Transfers from mortgage loans to real estate acquired
   through foreclosure                                           $    -      $  445
                                                                 ======      ======

                             ASB Financial Corp.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the six- and three-month periods ended December 31, 2003 and 2002

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include all of the accounts of the Corporation, American Savings Bank, fsb ("American"), ASB Community Development Corporation and A.S.L. Services, Inc., American's wholly-owned subsidiaries. All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 9,179 unallocated ESOP shares for the six and three month periods ended December 31, 2002. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                             For the six months ended     For the three months ended
                                                   December 31,                  December 31,
                                               2003           2002           2003           2002

Weighted-average common shares
 outstanding (basic)                         1,659,994      1,503,904      1,659,994      1,502,586

Dilutive effect of assumed exercise
 of stock options                               49,576         75,218         49,576         85,672

Weighted-average common shares
 outstanding (diluted)                       1,709,570      1,579,122      1,709,570      1,588,258

                             ASB Financial Corp.

    For the six- and three-month periods ended December 31, 2003 and 2002

4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit, which may require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements pertaining to such letters of credit. FIN 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 totaled $289,000 and such letters of credit expire at various times through September 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Corporation's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

                             ASB Financial Corp.

     For the six- and three-month periods ended December 31, 2003 and 2002


4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------------------

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Corporation's financial condition or results of operations.

5.    Stock Option Plan
      -----------------

During fiscal 1996 the Board of Directors and shareholders adopted the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 225,423 shares, as adjusted, of authorized but unissued shares of common stock at fair value at the date of grant. In fiscal 1996, the Corporation granted 197,521 options which have an adjusted exercise price of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the six- and three-month periods ended December 31, 2003 and 2002, would have been reported as the pro forma amounts indicated below:

                                                             Six months ended     Three months ended
                                                               December 31,          December 31,
                                                             2003        2002       2003      2002

Net earnings (In thousands)             As reported         $1,012      $1,004      $511      $516
               Stock-based compensation, net of tax            (14)         (2)       (8)       (1)
                                                            ------      ------      ----      ----

                                          Pro-forma         $  998      $1,002      $503      $515
                                                            ======      ======      ====      ====
Earnings per share
  Basic                                 As reported         $  .61      $  .67      $.31      $.35
               Stock-based compensation, net of tax           (.01)          -      (.01)        -
                                                            ------      ------      ----      ----

                                          Pro-forma         $  .60      $  .67      $.30      $.35
                                                            ======      ======      ====      ====

  Diluted                               As reported         $  .59      $  .64      $.30      $.33
               Stock-based compensation, net of tax           (.01)          -      (.01)        -
                                                            ------      ------      ----      ----

                                          Pro-forma         $  .58      $  .64      $.29      $.33
                                                            ======      ======      ====      ====

                             ASB Financial Corp.

     For the six- and three-month periods ended December 31, 2003 and 2002

5.    Stock Option Plan (continued)
      -----------------------------

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during fiscal 2004 and 2003, respectively: dividend yields of 2.3% and 2.9%, respectively; expected volatility of 40.0% and 20.0%, respectively; a risk-free interest rates of 4.3% and 3.4%, respectively; and an expected life of ten years for all grants.

A summary of the status of the Corporation's Plan as of December 31, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                          Six months ended                        Year ended
                                            December 31,                           June 30,
                                                2003                     2003                     2002
                                                    Weighted-                Weighted-                Weighted-
                                                    average                  average                  average
                                                    exercise                 exercise                 exercise
                                         Shares      price       Shares       price       Shares       price

Outstanding at beginning of period       77,694      $ 8.89      212,915      $ 7.69      226,672      $7.70
Granted                                   6,000       26.00        9,712       16.50            -          -
Exercised                                   (45)       8.75     (144,933)       7.64      (13,757)      7.64
Forfeited                                     -           -            -           -            -          -
                                         ------      ------     --------      ------      -------      -----

Outstanding at end of period             83,649      $10.11       77,694      $ 8.89      212,915      $7.69
                                         ======      ======     ========      ======      =======      =====

Options exercisable at period-end        63,937      $ 7.74       61,982      $ 7.71      204,915      $7.65
                                         ======      ======     ========      ======      =======      =====

Weighted-average fair value of
  options granted during the period                  $11.41                   $ 5.28                     N/A
                                                     ======                   ======                   =====

The following information applies to options outstanding at December 31, 2003:

Number outstanding                                               67,937
Range of exercise prices                                  $7.64 - $8.75
Number outstanding                                               15,712
Exercise price                                          $16.50 - $26.00
Weighted-average exercise price                                  $10.11
Weighted-average remaining contractual life                  5.13 years

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2003 to December 31, 2003
 ----------------------------------

At December 31, 2003, the Corporation's assets totaled $160.2 million, an increase of $7.4 million, or 4.8%, over total assets at June 30, 2003.

Cash and cash equivalents decreased by $2.3 million, or 30.3%, from June 30, 2003 levels, to a total of $5.3 million at December 31, 2003. Investment securities totaled $13.3 million at December 31, 2003, up $300,000 from June 30, 2003 levels. There were sales, maturities and premium amortization related to investment securities totaling $4.7 million which were offset by purchases of $5.0 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $11.4 million at December 31, 2003, a decrease of $727,000, or 6.0%, from the total at June 30, 2003, due primarily to principal repayments of $3.3 million and a pre-tax decrease in unrealized gains totaling $111,000, which were partially offset by purchases totaling $2.8 million.

Loans receivable increased by $10.3 million, or 8.9%, during the six-month period ended December 31, 2003, to a total of $125.2 million. Loan disbursements amounted to $32.1 million for the six months ended December 31, 2003, and were partially offset by principal repayments of $22.0 million. During the six months ended December 31, 2003, loans originated consisted of $21.4 million of loans secured by one- to four-family residential real estate, $5.0 million of loans secured by nonresidential real estate, $3.3 million of commercial loans and $2.4 million of consumer loans.

The allowance for loan losses totaled $1.1 million and $1.0 million at December 31, 2003 and June 30, 2003, respectively. Nonperforming and nonaccrual loans totaled $1.6 million at December 31, 2003, an increase of $400,000, or 33.33%, from the total at June 30, 2003. The allowance for loan losses represented 68.8% and 82.8% of nonperforming loans as of December 31, 2003 and June 30, 2003, respectively. At December 31, 2003, nonperforming loans consisted of $1.2 million in one- to four-family residential real estate loans and $400,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at December 31, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $132.5 million at December 31, 2003, a increase of $1.7 million, or 1.3%, over June 30, 2003 levels. The increase in deposits was due primarily to increases in jumbo CD's and checking accounts.

Shareholders' equity totaled $17.0 million at December 31, 2003, an increase of $649,000 from the June 30, 2003 level. Net earnings of $1.0 million and $308,000 in increases from the amortization of stock benefit plans, were offset by dividends on common shares totaling $465,000, a $72,000 net decrease in unrealized gains on securities designated as available for sale and a $134,000 repurchase of treasury shares. Total dividends on a per share basis totaled $.14 for the six months ended December 31, 2003.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2003, American's regulatory capital exceeded the minimum capital requirements.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods
---------------------------------------------------------
 Ended December 31, 2003 and 2002
 --------------------------------

General
-------

Net earnings amounted to $1.0 million for the six months ended December 31, 2003, an increase of $8,000, or .8%, compared to the same period in 2002. The increase in net earnings resulted primarily from increases of $135,000 in net interest income and $101,000 in other income, and decreases of $112,000 in the provision for federal income taxes, and $74,000 in the provision for loan losses, which were substantially offset by increases of $414,000 in general, administrative and other expense.

Net Interest Income
-------------------

Interest income on loans decreased by $82,000, or 2.0%, for the six months ended December 31, 2003, compared to the 2002 period. This decrease was due primarily to a 75 basis point decrease in the weighted-average yield, to 6.58% for the 2003 six month period, which was partially offset by a $10.0 million, or 9.0%, increase in the average portfolio balance outstanding period to period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $391,000, or 47.9%, due primarily to a 168 basis point decrease in the weighted-average yield, to 3.00% for the 2003 period and a $6.5 million, or 18.8%, decrease in the average balance of the related assets outstanding period to period.

Interest expense on deposits decreased by $590,000, or 29.2%, for the six months ended December 31, 2003, compared to the same period in 2002. This decrease was due primarily to a 101 basis point decrease in the weighted-average cost of deposits, to 2.16% for the six months ended December 31, 2003 which was partially offset by a $4.7 million, or 3.7%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $18,000, or 35.3%, due primarily to a 134 basis point decrease in the average cost of borrowings during the period, which was partially offset by a $1.9 million or 45.4% increase in the average balance outstanding. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the lagging effects of decreases in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $135,000, or 4.8%, to a total of $3.0 million for the six months ended December 31, 2003. The interest rate spread increased to 3.79% for the six months ended December 31, 2003, from 3.55% for the 2002 period, while the net interest margin increased to 3.95% in the 2003 period, compared to 3.86% in the 2002 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $50,000 during the six months ended December 31, 2003, an decrease of $74,000, or 59.7%, over the comparable six month period in 2002. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods
---------------------------------------------------------
 Ended December 31, 2003 and 2002 (continued)
 --------------------------------------------

Other Income
------------

Other income totaled $381,000 for the six months ended December 31, 2003, an increase of $101,000 or 36.1% over the same period in 2002. The increase was due primarily to a $58,000 gain on sale of office premises, as well as a $45,000, or 16.8%, increase in other operating income, primarily derived from ATM transaction fees and other charges.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.9 million for the six months ended December 31, 2003, an increase of $414,000, or 27.4%, over the same period in 2002. This increase was comprised of increases of $228,000, or 29.5%, in employee compensation and benefits, $25,000, or 27.5%, in occupancy and equipment, $134,000, or 35.4%, in other operating expenses, and a $6,000, or 2.9%, increase in data processing costs. The increase in employee compensation and benefits was due primarily to normal merit increases and additional bonus amounts for employees and the effects of increased benefit plan costs associated with the market value of the Company's stock. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in other operating expenses was due to increases in legal, accounting and other costs of compliance. The increase in data processing was due primarily to rising vendor costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $346,000 for the six months ended December 31, 2003, a decrease of $112,000, or 24.5%, compared to the same period in 2002. This reduction was a combination of a decline in net earnings before taxes of $104,000, or 7.1%, and the effects of $100,000 in New Markets Tax Credits which were awarded to ASB Community Development Corporation in fiscal 2003. The effective tax rates were 25.5% and 31.3% for the six-month periods ended December 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended December 31, 2003 and 2002
 --------------------------------

General
-------

Net earnings amounted to $511,000 for the three months ended December 31, 2003, a decrease of $5,000, or 1.0%, compared to the $516,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from an increase of $306,000 in general, administrative and other expense, which was partially offset by increases of $76,000 in net interest income and $23,000 in other income, and a decrease of $106,000 in the provision for federal income taxes and a $96,000 reduction in the provision for loan losses.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended December 31, 2003 and 2002 (continued)
 --------------------------------------------

Net Interest Income
-------------------

Interest income on loans decreased by $43,000, or 2.2%, during the quarter ended December 31, 2003, compared to the 2002 period. This decrease was due primarily to a 84 basis point decline in the weighted-average yield, to 6.47% for the 2003 quarter, which was partially offset by a $11.8 million, or 10.6%, increase in the average portfolio balance outstanding year to year. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $151,000, or 40.5%, due primarily to a 95 basis point decrease in the weighted-average yield, to 3.15% for the 2003 quarter and a $7.8 million, or 21.7%, decrease in the average balance of the related assets outstanding year to year.

Interest expense on deposits decreased by $258,000, or 26.8%, for the three months ended December 31, 2003, compared to the same quarter in 2002. This decrease was due primarily to a 89 basis point decrease in the weighted-average cost of deposits, to 2.12% for the quarter ended December 31, 2003 which was partially offset by a $5.3 million, or 4.2%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $12,000, or 40.0%, due primarily to a 188 basis point decrease in the average cost of borrowings, which was partially offset by a $3.2 million, or 76.3%, increase in the average borrowings outstanding. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the lagging effects of the overall decline in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $76,000, or 5.3%, to a total of $1.5 million for the three months ended December 31, 2003. The interest rate spread increased to 3.80% for the three months ended December 31, 2003, from 3.53% for the 2002 period, while the net interest margin increased to 3.95% in the 2003 period, compared to 3.85% in the 2002 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $28,000 during the three months ended December 31, 2003, a decrease of $96,000, or 77.4%, over the comparable quarter in 2002. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $170,000 for the three months ended December 31, 2003, an increase of $23,000, or 15.6%, over the same period in 2002. The increase was due primarily to a $3,000 or 42.9% increase in the gain on sale of investment securities and a $20,000, or 14.3%, increase in other operating income, primarily from ATM transaction fees and other charges.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended December 31, 2003 and 2002 (continued)
 --------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $981,000 for the three months ended December 31, 2003, an increase of $306,000, or 45.3%, over the same period in 2002. This increase was comprised of increases of $188,000, or 61.6%, in employee compensation and benefits, $16,000, or 34.0%, in occupancy and equipment, $92,000, or 49.2%, in other operating expenses and $28,000, or 37.3%, in data processing costs which were slightly offset by an $18,000, or 29.5%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to normal merit increases, additional bonus amounts for employees and the effects of the increased benefit plan costs associated with the market value of the Company's stock period to period. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in other operating expenses was due to increases in legal, accounting and other costs of compliance. The decrease in data processing was due primarily to costs associated with system upgrades and increased transaction volume.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $149,000 for the three months ended December 31, 2003, a decrease of $106,000, or 41.6%, compared to the same period in 2002. This decrease was due to a decrease in net earnings before taxes of $111,000, or 14.4%, and the effects of $50,000 in New Markets Tax Credits which were awarded to ASB Community Development Corporation in fiscal 2003. The effective tax rates were 22.6% and 33.0% for the three-month periods ended December 31, 2003 and 2002, respectively.

ITEM 3:  Controls and Procedures
         -----------------------

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect the Corporation's internal controls over financial reporting.

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

            (a)   Exhibits:

                  31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  31.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K:

                  On October 27, 2003, the Corporation filed a Form 8-K regarding its press release announcing earnings for the three month period ending September 30, 2003.

                             ASB Financial Corp.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ASB FINANCIAL CORP.


Date:  February 17, 2004               By:  /s/Robert M. Smith
       ----------------------------         -------------------------------
                                            Robert M. Smith
                                            President and Chief Executive
                                            Officer


Date:  February 17, 2004               By:  /s/Michael L. Gampp
       ----------------------------         -------------------------------
                                            Michael L. Gampp
                                            Chief Financial Officer