Form 10QSB
period 2004-03-31
ASB FINANCIAL CORP /OH
filed 2004-05-17
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-25906
                        -------

                             ASB FINANCIAL CORP.
----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Ohio                                     31-1429488
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

               503 Chillicothe Street, Portsmouth, Ohio 45662
----------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (740) 354-3177
----------------------------------------------------------------------------
                         (Issuer's telephone number)

----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:
Yes [X]    No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        May 12, 2004 - 1,667,956 shares of common stock, no par value
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                    INDEX

                                                                        Page
                                                                        ----

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

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                           March 31,     June 30,
      ASSETS                                                                    2004         2003

Cash and due from banks                                                     $  1,416     $  2,932
Interest-bearing deposits in other financial institutions                      7,184        4,678
                                                                            --------     --------
      Cash and cash equivalents                                                8,600        7,610

Certificates of deposit in other financial institutions                          179          173
Investment securities available for sale - at market                          11,256       13,005
Mortgage-backed securities available for sale - at market                     10,922       12,130
Loans receivable - net of allowance for loan losses
 of $1.0 million at both March 31, 2004 and June 30, 2003                    126,957      114,974
Real estate acquired through foreclosure                                          97            -
Office premises and equipment - at depreciated cost                            1,851        1,829
Federal Home Loan Bank stock - at cost                                         1,093        1,061
Accrued interest receivable on loans                                             280          308
Accrued interest receivable on mortgage-backed securities                         48           62
Accrued interest receivable on investments and interest-bearing deposits         136          230
Prepaid expenses and other assets                                                793        1,050
Prepaid federal income taxes                                                     428          164
Deferred federal income taxes                                                     34          159
                                                                            --------     --------

      Total assets                                                          $162,674     $152,755
                                                                            ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                    $132,930     $130,780
Advances from the Federal Home Loan Bank                                      10,947        4,188
Advances by borrowers for taxes and insurance                                    103          177
Accrued interest payable                                                         413           72
Other liabilities                                                                954        1,179
                                                                            --------     --------
      Total liabilities                                                      145,347      136,396

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued                                                                -            -
  Common stock, 4,000,000 shares authorized, no par value;
   1,918,073 and 1,905,614 shares issued at March 31, 2004 and
   June 30, 2003, respectively                                                     -            -
  Additional paid-in capital                                                  10,083        9,895
  Retained earnings, restricted                                                9,545        8,782
  Shares acquired by stock benefit plans                                        (126)        (285)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale, net of related tax effects                  665          673
  Less 250,117 and 243,267 shares of treasury stock at March 31, 2004
   and June 30 2003, respectively - at cost                                   (2,840)      (2,706)
                                                                            --------     --------
      Total shareholders' equity                                              17,327       16,359
                                                                            --------     --------

      Total liabilities and shareholders' equity                            $162,674     $152,755
                                                                            ========     ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share data)


                                                         Nine months ended    Three months ended
                                                             March 31,             March 31,
                                                           2004       2003      2004        2003

Interest income
  Loans                                                  $6,045     $6,090    $2,053      $2,016
  Mortgage-backed securities                                152        342        73          98
  Investment securities                                     513        732       167         182
  Interest-bearing deposits and other                         -         30         -           8
                                                         ------     ------    ------      ------
      Total interest income                               6,710      7,194     2,293       2,304

Interest expense
  Deposits                                                2,165      2,920       734         899
  Borrowings                                                106         71        74          20
                                                         ------     ------    ------      ------
      Total interest expense                              2,271      2,991       808         919
                                                         ------     ------    ------      ------

      Net interest income                                 4,439      4,203     1,485       1,385

Provision for losses on loans                                81        169        31          45
                                                         ------     ------    ------      ------

      Net interest income after provision for
       losses on loans                                    4,358      4,034     1,454       1,340

Other income
  Gain on investment securities transactions                 10         55         -          43
  Gain on sale of office premises                            58          -         -           -
  Other operating                                           447        404       134         136
                                                         ------     ------    ------      ------
      Total other income                                    515        459       134         179

General, administrative and other expense
  Employee compensation and benefits                      1,568      1,227       567         454
  Occupancy and equipment                                   172        137        56          46
  Franchise taxes                                           129        104        44          40
  Data processing                                           322        313       110         107
  Other operating                                           719        572       206         194
                                                         ------     ------    ------      ------
      Total general, administrative and other expense     2,910      2,353       983         841
                                                         ------     ------    ------      ------

      Earnings before income taxes                        1,963      2,140       605         678

Federal income taxes
  Current                                                   372        552       122         174
  Deferred                                                  129         79        33          (1)
                                                         ------     ------    ------      ------
      Total federal income taxes                            501        631       155         173
                                                         ------     ------    ------      ------

      NET EARNINGS                                       $1,462     $1,509    $  450      $  505
                                                         ======     ======    ======      ======

      EARNINGS PER SHARE
        Basic                                            $  .88     $  .99    $  .27      $  .32
                                                         ======     ======    ======      ======

        Diluted                                          $  .85     $  .96    $  .26      $  .32
                                                         ======     ======    ======      ======

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)


                                                            For the nine months    For the three months
                                                              ended March 31,         ended March 31,
                                                               2004       2003         2004     2003

Net earnings                                                 $1,462     $1,509         $450    $ 505

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
   the period, net of tax benefits (taxes) of $4, $20,
   $(33) and $59 for each respective period                      (8)       (39)          64     (114)

  Reclassification adjustment for realized gains
   included in earnings, net of taxes of $0, $19, $0
   and $15 for each respective period                             -        (36)           -      (28)
                                                             ------     ------         ----    -----

Comprehensive income                                         $1,454     $1,434         $514    $ 363
                                                             ======     ======         ====    =====

Accumulated comprehensive income                             $  665     $  775         $665    $ 775
                                                             ======     ======         ====    =====

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended March 31,
                               (In thousands)


                                                                       2004        2003

Cash flows from operating activities:
  Net earnings for the period                                       $ 1,462     $ 1,509
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans, deposits,
     investments and mortgage-backed securities - net                   209         (59)
    Amortization of deferred loan origination fees                     (108)        (86)
    Depreciation and amortization                                       118          94
    Amortization of expense related to stock benefit plans              308         345
    Provisions for losses on loans                                       81         169
    Gain on investment securities transactions                          (10)        (55)
    Gain on sale of office premises                                     (58)          -
    Federal Home Loan Bank stock dividends                              (32)        (34)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                       136          63
      Prepaid expenses and other assets                                 257         (44)
      Accrued interest payable                                          341         415
      Other liabilities                                                (225)      1,398
      Federal income taxes
        Current                                                        (264)       (393)
        Deferred                                                        129          79
                                                                    -------     -------
          Net cash provided by operating activities                   2,344       3,401

Cash flows provided by (used in) investing activities:
  Purchase of certificates of deposit                                     -         (72)
  Proceeds from maturity of investment securities                     7,710      14,065
  Proceeds from sales of investment securities                          500       4,001
  Purchase of investment securities                                  (6,611)    (13,649)
  Principal repayments on mortgage-backed securities                  4,094       5,400
  Purchase of mortgage-backed securities                             (3,061)     (8,303)
  Loan principal repayments                                          29,303      26,635
  Loan disbursements                                                (41,248)    (32,758)
  Proceeds from sale of real estate acquired through foreclosure          -         445
  Proceeds from sale of office premises                                  58           -
  Purchase of office premises and equipment                            (140)       (574)
                                                                    -------     -------
          Net cash used in investing activities                      (9,395)     (4,810)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                    2,150       1,108
  Proceeds from Federal Home Loan Bank advances                      16,881           -
  Repayment of Federal Home Loan Bank advances                      (10,122)        (26)
  Advances by borrowers for taxes and insurance                         (74)        (52)
  Purchase of treasury shares                                          (134)        (49)
  Proceeds from exercise of stock options                                39         805
  Dividends paid and declared on common stock                          (699)     (2,246)
                                                                    -------     -------
          Net cash provided by (used in) financing activities         8,041        (460)
                                                                    -------     -------

Net increase (decrease) in cash and cash equivalents                    990      (1,869)

Cash and cash equivalents at beginning of period                      7,610       7,704
                                                                    -------     -------

Cash and cash equivalents at end of period                          $ 8,600     $ 5,835
                                                                    =======     =======

                             ASB Financial Corp.

                     For the nine months ended March 31,
                               (In thousands)


                                                                       2004        2003

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                            $   640     $   945
                                                                    =======     =======

    Interest on deposits and borrowings                             $ 1,930     $ 2,576
                                                                    =======     =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
   for sale, net of related tax effects                             $    (8)    $   (75)
                                                                    =======     =======

  Transfer from loans to real estate acquired through foreclosure   $    97     $     -
                                                                    =======     =======

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended March 31, 2004 and 2003

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include all of the accounts of the Corporation, American Savings Bank, fsb ("American"), ASB Community Development Corporation and A.S.L. Services, Inc., American's wholly-owned subsidiaries. All significant intercompany items have been eliminated.

3.    Critical Accounting Policies
      ----------------------------

Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the carrying value of mortgage servicing rights. The Corporation's critical accounting policies are discussed in detail in its Annual Report to Shareholders for the year ended June 30, 2003 (incorporated by reference into the Corporation's Form 10-KSB filing) in Note A of the Notes to Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2004 and 2003

4.    Earnings Per Share
      ------------------

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period less shares in the ASB Financial Corp. Employee Stock Ownership Plan ("ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 9,179 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2003. All ESOP shares were allocated for the computation during the nine- and three-month periods ended March 31, 2004. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


                                             For the nine months ended    For the three months ended
                                                     March 31,                     March 31,
                                                   2004          2003            2004         2003

      Weighted-average common shares
       outstanding (basic)                    1,663,885     1,525,651       1,670,931    1,570,530

      Dilutive effect of assumed exercise
       of stock options                          46,720        44,532          46,720       43,902
                                              ---------     ---------       ---------    ---------

      Weighted-average common shares
       outstanding (diluted)                  1,710,605     1,570,183       1,717,651    1,614,432
                                              =========     =========       =========    =========

5.    Stock Option Plan
      -----------------

The Board of Directors and shareholders adopted the ASB Financial Corp. Stock Option and Incentive Plan (the "Plan") in fiscal 1996. The Plan provides for the issuance of 225,423 shares, as adjusted, of authorized but unissued shares of common stock at fair value at the date of grant. Coincident with adoption, the Corporation granted 197,521 options which have an adjusted exercise price of $7.64. The number of options granted and the exercise price were adjusted to give effect to returns of capital and special dividend distributions paid by the Corporation. The Plan provided that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

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

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2004 and 2003

5.    Stock Option Plan (continued)
      -----------------

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the nine- and three-month periods ended March 31, 2004 and 2003, would have been reported at the pro forma amounts indicated below:


                                                             Nine months ended     Three months ended
                                                                 March 31,              March 31,
                                                               2004       2003       2004      2003

Net earnings (In thousands)                   As reported    $1,462     $1,509       $450      $505
                     Stock-based compensation, net of tax       (17)        (2)        (6)       (1)
                                                             ------     ------       ----      ----
                                                Pro-forma    $1,445     $1,507       $444      $504
                                                             ======     ======       ====      ====

Earnings per share
  Basic                                       As reported    $  .88     $  .99       $.27      $.32
                     Stock-based compensation, net of tax      (.01)         -          -         -
                                                             ------     ------       ----      ----
                                                Pro-forma    $  .87     $  .99       $.27      $.32
                                                             ======     ======       ====      ====

  Diluted                                     As reported    $  .85     $  .96       $.26      $.32
                     Stock-based compensation, net of tax      (.01)         -          -         -
                                                             ------     ------       ----      ----
                                                Pro-forma    $  .84     $  .96       $.26      $.32
                                                             ======     ======       ====      ====

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes option-pricing model with the following assumptions used for grants during fiscal 2004 and 2003, respectively: dividend yields of 2.3% and 2.9%, respectively; expected volatility of 40.0% and 20.0%, respectively; risk-free interest rates of 4.3% and 3.4%, respectively; and an expected life of ten years for all grants.

A summary of the status of the Corporation's Plan as of March 31, 2004 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:


                                        Nine months ended                       Year ended
                                            March 31,                            June 30,
                                               2004                    2003                     2002
                                                 Weighted-                Weighted-                Weighted-
                                                  average                  average                  average
                                                 exercise                 exercise                 exercise
                                      Shares       price       Shares       price       Shares       price

Outstanding at beginning of period    77,694      $ 8.89       212,915     $ 7.69      226,672      $7.70
Granted                                6,000       26.00         9,712      16.50            -          -
Exercised                             (4,331)       7.65      (144,933)      7.64      (13,757)      7.64
Forfeited                                  -           -             -          -            -          -
                                      ------      ------      --------     ------      -------      -----

Outstanding at end of period          79,363      $10.25        77,694     $ 8.89      212,915      $7.69
                                      ======      ======      ========     ======      =======      =====

Options exercisable at period-end     59,651                    61,982     $ 7.71      204,915      $7.65
                                      ======                  ========     ======      =======      =====

Weighted-average fair value of
 options granted during the period                $11.41                   $ 5.28                     N/A
                                                  ======                   ======                   =====

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2004 and 2003

5.    Stock Option Plan (continued)
      -----------------

The following information applies to options outstanding at March 31, 2004:


Number outstanding                                    63,651
Range of exercise prices                         $7.64-$8.75
Number outstanding                                    15,712
Range of exercise prices                       $16.50-$26.00
Weighted-average exercise price                       $10.25
Weighted-average remaining contractual life        5.0 years

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2003 to March 31, 2004
------------------------------------------------------------------------------

At March 31, 2004, the Corporation's assets totaled $162.7 million, an increase of $9.9 million, or 6.5%, over total assets at June 30, 2003.

Cash and cash equivalents increased by $1.0 million, or 13.0%, from June 30, 2003 levels, to a total of $8.6 million at March 31, 2004. Investment securities and certificates of deposit totaled $11.4 million at March 31, 2004, down $1.7 million, or 13.2%, from June 30, 2003 levels. There were sales, maturities and premium amortization related to investment securities totaling $8.2 million, which were partially offset by purchases of $6.6 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $10.9 million at March 31, 2004, a decrease of $1.2 million, or 10.0%, from the total at June 30, 2003, due primarily to principal repayments of $4.1 million, a pre-tax decline in unrealized gains totaling $111,000 and premium amortization of $81,000, which were partially offset by purchases totaling $3.1 million.

Loans receivable increased by $12.0 million, or 10.4%, during the nine-month period ended March 31, 2004, to a total of $127.0 million. Loan disbursements amounted to $41.2 million for the nine months ended March 31, 2004, and were partially offset by principal repayments of $29.4 million. During the nine months ended March 31, 2004, loans originated consisted of $23.0 million of loans secured by one- to four-family residential real estate, $10.0 million of loans secured by nonresidential real estate, $5.3 million of commercial loans and $2.9 million of consumer loans.

The allowance for loan losses totaled $1.0 million at both March 31, 2004 and June 30, 2003. Nonperforming and nonaccrual loans totaled $1.0 million at March 31, 2004, a decrease of $200,000, or 16.7%, from the total at June 30, 2003. The allowance for loan losses represented 100% and 82.8% of nonperforming loans at March 31, 2004 and June 30, 2003, respectively. At March 31, 2004, nonperforming loans consisted of $802,000 in one- to four-family residential real estate loans and $198,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $132.9 million at March 31, 2004, an increase of $2.2 million, or 1.6%, over June 30, 2003 levels. The increase in deposits was due primarily to increases in jumbo CD's and checking accounts.

Shareholders' equity totaled $17.3 million at March 31, 2004, an increase of $1.0 million from the June 30, 2003 level. The increase was due to net earnings of $1.5 million, $39,000 in proceeds from the exercise of stock options and a $308,000 increase from stock benefit plans, including tax benefits thereon, which were partially offset by dividends on common shares totaling $699,000, an $8,000 net decrease in unrealized gains on securities designated as available for sale and a $134,000 repurchase of treasury shares. Total dividends on a per share basis totaled $.42 for the nine months ended March 31, 2004.

American is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2004, American's regulatory capital exceeded the minimum capital requirements.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
 March 31, 2004 and 2003
 -----------------------

General
-------

Net earnings amounted to $1.5 million for the nine months ended March 31, 2004, a decrease of $47,000, or 3.1%, compared to the same period in 2003. The decrease in net earnings resulted primarily from an increase of $557,000 in general, administrative and other expense, which was partially offset by increases of $236,000 in net interest income, $56,000 in other income and reductions of $130,000 in the provision for federal income taxes and $88,000 in the provision for loan losses.

Net Interest Income
-------------------

Interest income on loans decreased by $45,000, or .7%, for the nine months ended March 31, 2004, compared to the 2003 period. This decrease was due primarily to a 58 basis point decrease in the weighted-average yield, to 5.88% for the 2004 nine-month period, which was partially offset by a $3.7 million, or 2.5%, increase in the average portfolio balance outstanding period to period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $439,000, or 39.8%, due primarily to an 81 basis point decrease in the weighted-average yield to 3.05% for the 2004 period and a $6.6 million, or 18.6%, decrease in the average balance of the related assets outstanding period to period.

Interest expense on deposits decreased by $755,000, or 25.9%, for the nine months ended March 31, 2004, compared to the same period in 2003. This decrease was due primarily to a 86 basis point decrease in the weighted-average cost of deposits to 2.17% for the nine months ended March 31, 2004 which was partially offset by a $4.3 million, or 3.4%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $35,000, or 49.3%, due primarily to a 40 basis point decrease in the average cost of borrowings during the period, which was offset by a $3.4 million or 81.6% increase in the average balance outstanding. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the effect of decreases in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $236,000, or 5.6%, to a total of $4.4 million for the nine months ended March 31, 2004. The interest rate spread increased to 3.72% for the nine months ended March 31, 2004, from 3.67% for the 2003 period, while the net interest margin increased to 3.89% in the 2004 period, compared to 3.88% in the 2003 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $81,000 during the nine months ended March 31, 2004, a decrease of $88,000, or 52.1%, from the comparable nine-month period in 2003. The reduction in the provision during the 2004 period was influenced by the decline in nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
 March 31, 2004 and 2003 (continued)
 -----------------------

Other Income
------------

Other income totaled $515,000 for the nine months ended March 31, 2004, an increase of $56,000, or 12.2%, over the same period in 2003. The increase was due primarily to a $58,000 gain on sale of office premises, as well as a $43,000, or 10.6%, increase in other operating income, primarily derived from ATM transaction fees and other charges, which were partially offset by a $45,000, or 81.8%, decrease in the gains on sales of investments.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.9 million for the nine months ended March 31, 2004, an increase of $557,000, or 23.7%, over the same period in 2003. This increase was comprised of increases of $341,000, or 27.8%, in employee compensation and benefits, $35,000, or 25.5%, in occupancy and equipment, $147,000, or 25.7%, in other operating expenses, and $9,000, or 2.9%, in data processing costs. The increase in employee compensation and benefits was due primarily to the effects of increased benefit plan costs associated with the fluctuations in the Company's stock, as well as normal merit increases and bonus amounts for employees. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in other operating expenses was due to increases in legal, accounting and other compliance costs. The increase in data processing was due primarily to rising vendor costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $501,000 for the nine months ended March 31, 2004, a decrease of $130,000, or 20.6%, compared to the same period in 2003. This reduction was due to a combination of a decline in earnings before taxes of $177,000, or 8.3%, and the effects of New Markets Tax Credits which were awarded to ASB Community Development Corporation in fiscal 2003. The effective tax rates were 25.5% and 29.5% for the nine-month periods ended March 31, 2004 and 2003, respectively.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 March 31, 2004 and 2003
 -----------------------

General
-------

Net earnings amounted to $450,000 for the three months ended March 31, 2004, a decrease of $55,000, or 10.9%, compared to the $505,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from an increase of $142,000 in general, administrative and other expense and a $45,000 decrease in other income, which were partially offset by an increase of $100,000 in net interest income, a decrease of $18,000 in the provision for federal income taxes and a $14,000 reduction in the provision for loan losses.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 March 31, 2004 and 2003 (continued)
 -----------------------

Net Interest Income
-------------------

Interest income on loans increased by $37,000, or 1.8%, during the quarter ended March 31, 2004, compared to the 2003 period. This increase was due primarily to a $10.9 million, or 9.5%, increase in the average portfolio balance outstanding quarter to quarter, which was partially offset by a 49 basis point decline in the weighted average yield to 6.51% for the 2004 quarter. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $48,000, or 16.7%, due primarily to a 19 basis point decrease in the weighted-average yield to 3.15% for the 2004 quarter and a $4.1 million, or 12.1%, decrease in the average balance of the related assets outstanding year to year.

Interest expense on deposits decreased by $165,000, or 18.4%, for the three months ended March 31, 2004, compared to the same quarter in 2003. This decrease was due primarily to a 56 basis point decrease in the weighted-average cost of deposits to 2.21% for the quarter ended March 31, 2004, which was partially offset by a $3.5 million, or 2.7%, increase in the average balance of deposits outstanding quarter to quarter. Interest expense on borrowings increased by $54,000, or 270%, due primarily to an 87 basis point increase in the average cost of borrowings and a $6.5 million, or 154%, increase in the average borrowings outstanding. The decrease in the yields on interest-earning assets and the costs of interest-bearing deposit liabilities were due primarily to the effect of the overall decline in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $100,000, or 7.2%, to a total of $1.5 million for the three months ended March 31, 2004. The interest rate spread increased to 3.61% for the three months ended March 31, 2004, from 3.58% for the 2003 period, while the net interest margin decreased to 3.80% in the 2004 period, compared to 3.81% in the 2003 period.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a provision for losses on loans totaling $31,000 during the three months ended March 31, 2004, a decrease of $14,000, or 31.1%, from the comparable quarter in 2003. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $134,000 for the three months ended March 31, 2004, a decrease of $45,000, or 25.1%, from the same period in 2003. The decrease was due to the absence of a $43,000 gain on the sale of investment securities as compared to the March 31, 2003 quarter and a $2,000, or 1.5%, decrease in other operating income, primarily due to reduced ATM transaction fees and other charges.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 March 31, 2004 and 2003 (continued)
 -----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $983,000 for the three months ended March 31, 2004, an increase of $142,000, or 16.9%, over the same period in 2003. This increase was comprised of increases of $113,000, or 24.9%, in employee compensation and benefits, $10,000, or 21.7%, in occupancy and equipment, $12,000, or 6.2%, in other operating expenses, $3,000, or 2.8%, in data processing costs and $4,000, or 10%, in franchise taxes. The increase in employee compensation and benefits was due primarily to the effects of the increased benefit plan costs associated with the fluctuations in the Company's stock, as well as normal merit increases and bonus amounts for employees. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in other operating expenses was due to increases in legal, accounting and other costs of compliance. The decrease in data processing was due primarily to costs associated with system upgrades and increased transaction volume.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $155,000 for the three months ended March 31, 2004, a decrease of $18,000, or 10.4%, compared to the same period in 2003. This decline was due primarily to a decrease in earnings before taxes of $73,000, or 10.8%. The effective tax rates were 25.6% and 25.5% for the three-month periods ended March 31, 2004 and 2003, respectively. As stated previously, the difference between the Corporation's effective tax rates and the 34% statutory rate results from utilization of New Market Tax Credits.

ITEM 3: Controls and Procedures
        -----------------------

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

                             ASB Financial Corp.

                                   PART II

ITEM 1.  Legal Proceedings

         Not applicable.

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

         (b)   Reports on Form 8-K:

               On January 28, 2004, the Corporation filed a Form 8-K regarding its press release announcing earnings for the three- and six-month periods ending December 31, 2003.

                             ASB Financial Corp.

                                 SIGNATURES
                                 ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASB FINANCIAL CORP.


Date: May 17, 2004                   By: /s/Robert M. Smith
      -----------------------            --------------------------
                                         Robert M. Smith
                                         President and Chief Executive
                                         Officer


Date: May 17, 2004                   By: /s/Michael L. Gampp
      -----------------------            --------------------------
                                         Michael L. Gampp
                                         Chief Financial Officer