Form 10KSB
period 2004-06-30
ASB FINANCIAL CORP /OH
filed 2004-09-28
CIK 944304

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2004

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended June 30, 2004, were $9.7 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq National Market, was $26.7 million on September 22, 2004.

      1,686,063 of the issuer's common shares were issued and outstanding on September 22, 2004.

                     DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

         Part III of Form 10-KSB - Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

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

      American principally engages in the business of originating real estate loans secured by first mortgages on one- to four-family residential real estate located in American's primary market area, which consists of the Cities of Portsmouth and Waverly and contiguous areas of Scioto and Pike County, Ohio. American also makes loans secured by multifamily real estate (over four units) and nonresidential real estate and secured and unsecured consumer loans. In addition, American purchases interests in multifamily real estate and nonresidential real estate loans originated and serviced by other lenders. American also invests in mortgage-backed securities, U.S. Government agency obligations, obligations of state and political subdivisions, and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"), and loan principal and mortgage-backed security repayments. American also obtains advances from the Federal Home Loan Bank ("FHLB") of Cincinnati to fund lending activities.

      American conducts business from its main office in Portsmouth, Ohio and a branch office in Waverly, Ohio. American's primary market area for lending consists of Scioto and Pike County, Ohio, and for deposits consists of Scioto and Pike County and adjacent communities in North Central Kentucky.

      ASB is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") and the United States Securities and Exchange Commission ("SEC"). American is subject to regulation, supervision and examination by the OTS and the FDIC.

      ASB's activities have been limited primarily to holding the common stock of American since the Conversion. Consequently, the following discussion focuses primarily on the business of American.

Lending Activities

      General. American's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by first mortgages on one- to four-family residential real estate located in American's primary market area. American also offers loans, including construction loans, secured by multifamily properties containing five units or more and nonresidential properties. American also purchases interests in multifamily real estate loans and nonresidential real estate loans originated and serviced by other financial institutions. In addition to real estate lending, American originates commercial loans and consumer loans, including automobile loans, loans secured by deposit accounts, home improvement loans and a limited number of unsecured loans.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of American's loan portfolio at the dates indicated:


                                                                     At June 30,
                                        --------------------------------------------------------------------
                                                2004                    2003                    2002
                                        --------------------    --------------------    --------------------
                                                    Percent                 Percent                 Percent
                                                    of total                of total                of total
                                         Amount      loans       Amount      loans       Amount      loans
                                         ------     --------     ------     --------     ------     --------
                                                               (Dollars in thousands)

Real estate loans:
  One- to four-family                   $ 76,197      55.8%     $ 71,577      60.5%     $ 73,300      65.8%
  Multifamily                              5,399       4.0         6,224       5.3         4,717       4.2
  Nonresidential and land                 18,694      13.7        15,643      13.2        12,436      11.2
  Construction                            11,124       8.1         5,334       4.5         1,342       1.2
  Home equity                              3,620       2.6         4,160       3.5         5,093       4.6
                                        --------     -----      --------     -----      --------     -----
      Total real estate loans            115,034      84.2       102,938      87.0        96,888      87.0
Commercial                                17,075      12.5        11,336       9.6        10,622       9.5
Consumer and other loans:
  Passbook                                   545        .4           461        .4           647        .6
  Home improvement                         1,545       1.1         1,427       1.2         1,220       1.1
  Automobile                               1,763       1.3         1,585       1.3         1,801       1.6
  Other                                      588        .4           544        .5           234        .2
                                        --------     -----      --------     -----      --------     -----
      Total consumer and other loans       4,441       3.3         4,017       3.4         3,902       3.5
                                        --------     -----      --------     -----      --------     -----

Total loans                              136,550     100.0%      118,291     100.0%      111,412     100.0%
Less:
  Loans in process                         5,536                   2,181                   1,365
  Net deferred loan origination fees
   and unearned discounts                    194                     182                     177
  Allowance for loan losses                  999                   1,009                     855
                                        --------                --------                --------

Total loans - net                       $129,821                $114,919                $109,015
                                        ========                ========                ========

      Loan Maturity. The following table sets forth the contractual maturity of American's total loans at June 30, 2004 before consideration of net items:


Due during the fiscal          One- to                                                     Consumer
year ending June 30,     four-family (1)(2)    Multifamily (1)    Nonresidential (1)(3)    and other     Total
---------------------    ------------------    ---------------    ---------------------    ---------     -----
                                                              (In thousands)

2005                           $ 9,236              $  302               $ 3,944            $1,391      $ 14,873
2006                             2,425                 349                 4,189             1,485         8,448
2007                             2,576                 370                 4,448             1,565         8,959
2008 - 2009                      5,639                 808                 9,741                 -        16,188
2010 - 2014                     17,450               2,492                13,447                 -        33,389
2015 - 2019                     23,561               1,078                     -                 -        24,639
2020 and thereafter             24,518                   -                     -                 -        24,518
                               -------              ------               -------            ------      --------
      Total                    $85,405              $5,399               $35,769            $4,441      $131,014
                               =======              ======               =======            ======      ========

--------------------
<F1>  Includes construction loans.
<F2>  Includes home equity loans.
<F3>  Includes land development and commercial loans.

The following table sets forth the dollar amount of all loans due after June 30, 2005, which have fixed interest rates and which have floating or adjustable interest rates:


                                        Due after June 30, 2005
                                        -----------------------
                                             (In thousands)

         Fixed rate of interest                 $ 78,742
         Adjustable rate of interest              37,399
                                                --------
                                                $116,141
                                                ========

      One- to Four-Family Real Estate Loans. American's principal lending activity is the origination of permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within American's primary market area. At June 30, 2004, American's one- to four-family residential real estate loan portfolio, including construction loans secured by one- to four-family residences, was approximately $76.2 million, or 55.8% of total loans.

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

      American also offers adjustable-rate residential real estate loans ("ARMs") for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on one-year and three-year ARMs presently originated by American are tied to either the one-year and three-year U.S. Treasury securities rates or the Previously Occupied Homes index published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on a three-year ARM is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

      Adjustable-rate loans decrease American's interest rate risk but involve other risks, primarily credit risk. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

      American also offers home equity loans for current mortgage customers on one- to four-family residences with LTV's of up to 100%. At June 30, 2004, American's home equity loans totaled $3.6 million, or 2.6% of total loans.

      Multifamily Real Estate Loans. American originates and purchases interests in loans secured by multifamily properties containing over four units. American originates multifamily loans with terms of up to 15 years and a maximum LTV of 75%. Approximately 45% of the multifamily real estate loans held by American are participation interests in loans originated and serviced by other financial institutions and secured by real estate located in Ohio, Kentucky, Florida and North Carolina. See "Loan Originations, Purchases and Sales."

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

      At June 30, 2004, loans secured by multifamily properties totaled approximately $5.4 million, or 4.0% of total loans, of which $2.3 million are participation interests purchased in loans originated by other financial institutions.

      Nonresidential Real Estate and Land Loans. At June 30, 2004, approximately $18.7 million, or 13.7% of American's total loans, were secured by nonresidential real estate and land. The majority of such loans have adjustable rates and terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail properties, warehouses, and a hotel, all of which are located in American's primary market area. Also included in American's nonresidential real estate loan portfolio is $4.3 million of participation interests which have been purchased in loans originated by other financial institutions.

      American has land loans with principal balances totaling $1.3 million secured by developed land which has been subdivided for single-family home construction in American's market area. American occasionally originates loans for the construction of nonresidential real estate. At June 30, 2004, American had outstanding nonresidential real estate construction loans with an aggregate balance of $5.0 million.

      Although the loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. American has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality of the management constructing and operating the property, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

      Construction Loans. American makes loans to individuals for the construction and permanent financing of their primary residences.
Construction loans are offered with adjustable and fixed rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

      Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, American would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2004, construction loans, in the aggregate, totaled $11.1 million, or 8.1% of American's total loans. Approximately 90% of American's construction loans are secured by property in Scioto County, Ohio.

      Commercial Loans. At June 30, 2004, approximately $17.1 million, or 12.5%, of American's total loans were commercial loans. The majority of commercial loans are originated to businesses in American's primary market area. Commercial loans may be secured by real estate, inventory, accounts receivable or equity securities, or they may be unsecured.

      Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependant on the income stream and successful operation of a business, which can be affected by economic conditions.

      Consumer and Other Loans. American makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and unsecured personal loans. Consumer loans, other than loans on deposits, are generally made at fixed rates of interest only and for varying terms based on the type of loan. At June 30, 2004, approximately $4.4 million, or 3.3% of American's total loans were consumer and other loans.

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

      American's loan personnel take all loan applications for permanent real estate loans. American obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a fee appraiser approved by the Board of Directors. For construction loans, an appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and American evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted to American's Executive Committee for review in accordance with American's underwriting guidelines. Any loan for more than $250,000 must be reviewed and approved by the full Board of Directors.

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

      Loan Originations, Purchases and Sales. Currently, American is originating both fixed-rate and ARM loans for its portfolio with no intention of selling such loans in the secondary market. The documentation for most of the loans in American's portfolio does not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). In fiscal 2001, American began to originate loans with documentation that conforms to the secondary market standards of the FHLMC and FNMA.

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

      The following table presents American's loan origination and purchase activity for the periods indicated:


                                                               Year ended June 30,
                                                         -------------------------------
                                                           2004        2003        2002
                                                           ----        ----        ----
                                                                  (In thousands)

Loans originated:
  Adjustable-rate:
    One- to four-family real estate                      $ 3,222     $ 1,685     $ 3,075
    Multifamily real estate                                1,647       1,211           -
    Nonresidential real estate                             1,930       1,480       3,832
    Commercial                                             1,959       2,720       2,459
                                                         -------     -------     -------
      Total adjustable-rate                                8,758       7,096       9,366

  Fixed-rate:
    One- to four-family real estate                       27,789      23,346      16,945
    Nonresidential real estate                             1,764       1,486         136
    Commercial                                             9,801       9,305       5,451
    Consumer                                               3,789       1,588       2,635
                                                         -------     -------     -------
      Total fixed-rate                                    43,143      35,725      25,167

Loans purchased                                                -       2,750       2,000
Loans acquired from Waverly Building and Loan Company          -           -       3,770
                                                         -------     -------     -------

      Total loans originated, purchased and acquired      51,901      45,571      40,303

Reductions:
  Principal repayments                                   (36,834)    (38,907)    (34,588)
Increase (decrease) in other items, net (1)                 (165)       (760)         (8)
                                                         -------     -------     -------
Net increase                                             $14,902     $ 5,904     $ 5,707
                                                         =======     =======     =======

--------------------
<F1>  Consists of loans in process, unearned discounts and deferred loan origination fees and the allowance for loan losses.

      Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis.

      Based on the 15% limit, American was able to lend approximately $2.5 million to one borrower at June 30, 2004. The largest loan American had outstanding to one borrower at June 30, 2004, was a $2.2 million loan secured by nonresidential real estate.

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

      Delinquent Loans, Nonperforming Assets and Classified Assets. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. For loans originated before 2001, loan payments are due on the first day of the month with the portion of the payment applicable to interest to accrue during the current month. Loan payments on loans originated since fiscal 2001 are due the first day of the month, with the portion of the payment applicable to interest having accrued during the preceding month. When a loan payment is 30 days delinquent, a late notice is sent. If payment is not received, a second notice is sent and a telephone call is made to the borrower. A real estate loan is assessed a late penalty of 3% as soon as the loan is more than 30 days delinquent. A consumer loan is assessed a penalty of 5% of the payment due once the loan is more than 15 days delinquent.

      When a loan secured by real estate becomes delinquent more than 90 days, the Board of Directors reviews the loan and foreclosure proceedings are normally instituted and an appraisal of the collateral is performed unless alternative payment arrangements are agreed upon with the borrower to eliminate the arrearage. If the appraisal indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan. When a consumer loan becomes more than 90 days past due, American establishes a specific loss allowance for the amount of the loan.

      The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                        At June 30, 2004
                              -----------------------------------------------------------------------------------------------------
                              Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                              -----------------------  ------------------------------  ---------------------  ---------------------
                              Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                              ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                     (Dollars in thousands)

Loans delinquent for:
  30-59 days                    28     $1,843   1.4%        1       $133     .1%         18     $298    .2%     47    $2,274  1.7%
  60-89 days                     6        275    .2         -          -      -          14       73     -      20       348   .2
  90 days and over              17        841    .6         1        115     .1          11       91    .1      29     1,047   .8
                                --     ------   ---         -       ----     --          --     ----    --      --    ------  ---
      Total delinquent loans    51     $2,959   2.2%        2       $248     .2%         43     $462    .3%     96    $3,669  2.7%
                                ==     ======   ===         =       ====     ==          ==     ====    ==      ==    ======  ===


                                                                        At June 30, 2003
                              -----------------------------------------------------------------------------------------------------
                              Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                              -----------------------  ------------------------------  ---------------------  ---------------------
                              Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                              ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                     (Dollars in thousands)

Loans delinquent for:
  30-59 days                    29     $1,946   1.7%        -       $  -      -          15     $259    .2%     44    $2,205  1.9%
  60-89 days                     7        252    .2         -          -      -          12       85    .1      19       337   .3
  90 days and over              17        742    .6         3        245     .2          18      231    .2      38     1,218  1.0
                                --     ------   ---         -       ----     --          --     ----    --      --    ------  ---
    Total delinquent loans      53     $2,940   2.5%        3       $245     .2%         45     $575    .5%    101    $3,760  3.2%
                                ==     ======   ===         =       ====     ==          ==     ====    ==      ==    ======  ===


                                                                        At June 30, 2002
                              -----------------------------------------------------------------------------------------------------
                              Residential real estate  Nonresidential real estate (2)   Consumer and other            Total
                              -----------------------  ------------------------------  ---------------------  ---------------------
                              Number   Amount   % (1)     Number   Amount   % (1)      Number  Amount  % (1)  Number  Amount  % (1)
                              ------   ------   -----     ------   ------   -----      ------  ------  -----  ------  ------  -----
                                                                     (Dollars in thousands)

Loans delinquent for:
  30-59 days                    16     $  976    .9%        -       $  -      -%         11     $137    .1%     27    $1,113  1.0%
  60-89 days                    14        778    .7         -          -      -          10      168    .1      24       946   .9
  90 days and over              14        517    .4         2        445     .4          15      190    .2      31     1,152  1.0
                                --     ------   ---         -       ----     --          --     ----    --      --    ------  ---
    Total delinquent loans      44     $2,271   2.0%        2       $445     .4%         36     $495    .4%     82    $3,211  2.9%
                                ==     ======   ===         =       ====     ==          ==     ====    ==      ==    ======  ===

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

      The following table sets forth information with respect to the accrual and nonaccrual status of American's loans and other nonperforming assets at the dates indicated:


                                                     At June 30,
                                            ----------------------------
                                             2004       2003       2002
                                             ----       ----       ----
                                               (Dollars in thousands)

Nonaccrual loans                            $  767     $  828     $  871

Accruing loans delinquent
 90 days or more                               280        390        281
                                            ------     ------     ------

    Total nonperforming loans                1,047      1,218      1,152
                                            ------     ------     ------

  Total nonperforming assets                $1,047     $1,218     $1,152
                                            ======     ======     ======

  Allowance for loan losses                 $  999     $1,009     $  855
                                            ======     ======     ======

  Nonperforming assets as a percent
   of total assets                             .63%       .80%       .78%

  Allowance for loan losses as a percent
   of nonperforming assets                   95.42%     82.84%     74.22%

      For the year ended June 30, 2004, gross interest income which American would have recorded had nonaccrual loans been current in accordance with their original terms was $66,000, and American recorded $13,600 in interest on nonaccrual loans during such period.

      When American acquires a property as a result of foreclosure proceedings or by deed-in-lieu of foreclosure ("REO"), it records the property at its estimated fair value, less estimated selling expenses, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and American expenses all costs incurred from such date in maintaining the property. American capitalizes, to the extent of fair value, costs relating to the development and improvement of the property.

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

      The aggregate amounts of American's classified assets at the dates indicated were as follows:


                                        At June 30,
                                 ------------------------
                                  2004      2003     2002
                                  ----      ----     ----
                                      (In thousands)

Classified assets
  Substandard                    $1,164    $1,189    $949
  Loss                                -        29       -
                                 ------    ------    ----
      Total classified assets    $1,164    $1,218    $949
                                 ======    ======    ====

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

      Federal examiners are authorized to classify an institution's assets. If the institution does not agree with the examiner's classification, it may appeal the determination to the OTS Regional Director. American had no disagreements with the examiners regarding the classification of its assets at the time of its last examination.

      Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors including, but not limited to, trends in the level of delinquent and nonperforming assets and classified assets, current and anticipated economic conditions in American's primary lending area, such as unemployment data and the consumer price index, past loss experience and losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in future adjustments to the allowance, and net earnings could be adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

      The following table sets forth an analysis of American's allowance for loan losses for the periods indicated:


                                                   For the year ended June 30,
                                                   ---------------------------
                                                    2004       2003      2002
                                                    ----       ----      ----
                                                     (Dollars in thousands)

Balance at beginning of period                     $1,009     $  855     $713
Charge-offs:
  Residential real estate loans (1)                   (42)        (8)     (42)
  Nonresidential real estate (2)                      (66)       (75)     (29)
  Consumer loans                                      (13)       (12)     (17)
                                                   ------     ------     ----
      Total charge-offs                              (121)       (95)     (88)
Provision for losses on loans                         111        249       70
Allowance resulting from acquisition of Waverly
 Building and Loan Company                              -          -      160
                                                   ------     ------     ----

  Balance at end of period                         $  999     $1,009     $855
                                                   ======     ======     ====

  Ratio of net charge-offs to average loans
   outstanding during the period                      .10%       .09%     .08%

--------------------
<F1>  Includes multifamily loans.
<F2>  Includes commercial loans.

      The following table sets forth the allocation of American's allowance for loan losses by type of loan at the dates indicated:


                                                                       At June 30,
                                      -----------------------------------------------------------------------------
                                                2004                       2003                       2002
                                      -----------------------    -----------------------    -----------------------
                                                  Percent of                 Percent of                 Percent of
                                                loans in each              loans in each              loans in each
                                                 category to                category to                category to
                                      Amount     total loans     Amount     total loans     Amount     total loans
                                      ------    -------------    ------    -------------    ------    -------------
                                                                  (Dollars in thousands)

Balance at year end applicable to:
  Real estate loans                    $109          84.2%       $   83         87.0%        $ 43          87.0%
  Commercial loans                      120          12.5            61          9.6          111           9.5
  Consumer and other loans               51           3.3            35          3.4           42           3.5
  Unallocated                           719             -           830            -          659             -
                                       ----         -----        ------        -----         ----         -----
      Total                            $999         100.0%       $1,009        100.0%        $855         100.0%
                                       ====         =====        ======        =====         ====         =====

Investment Activities

      American is permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.

      The following table sets forth the composition of ASB's investments, other than mortgage-backed securities, at the dates indicated:


                                                                     At June 30,
                                        --------------------------------------------------------------------
                                                2004                    2003                    2002
                                        --------------------    --------------------    --------------------
                                        Carrying    Percent     Carrying    Percent     Carrying    Percent
                                         value      of total     value      of total     value      of total
                                        --------    --------    --------    --------    --------    --------
                                                               (Dollars in thousands)

Investments designated
 as held to maturity:
  Interest-bearing deposits in other
   financial institutions (1)
                                        $ 5,485       30.5%     $ 4,851       27.2%     $ 6,376       23.4%

Investments designated
 as available for sale:
  U.S. Government agency obligations     10,675       59.4       12,022       67.3       19,576       71.9
  Municipal obligations                     862        4.8          208        1.2           40         .1
  Corporate equity securities                 -          -            -          -          302        1.1
  FHLMC stock                               950        5.3          775        4.3          948        3.5
                                        -------      -----      -------      -----      -------      -----

  Total investments designated
   as available for sale                 12,487       69.5       13,005       72.8       20,866       76.6
                                        -------      -----      -------      -----      -------      -----

Total investments                       $17,972      100.0%     $17,856      100.0%     $27,242      100.0%
                                        =======      =====      =======      =====      =======      =====

<F1>  Includes certificates of deposit in other financial institutions.

      The following table sets forth information regarding the maturities, book value and weighted average yields of ASB's investment securities, other than mortgage-backed securities, at June 30, 2004:


                                Maturing in              Maturing in              Maturing in
                                 1-5 years                5-10 Years              10-20 Years                Total
                           ---------------------    ---------------------    ---------------------    --------------------
                                        Weighted                 Weighted                 Weighted
                           Amortized    average     Amortized    average     Amortized    average     Amortized     Market
                             Cost         yield       cost       yield         cost       yield         cost        value
                           ---------    --------    ---------    --------    ---------    --------    ---------     ------
                                                               (Dollars in thousands)

Investments designated as
 available for sale:
  U.S. Government
   agency obligations        $5,247       3.68%       $3,467       5.64%       $2,149       5.46%       $10,863    $10,675
  Municipal obligations         565       2.95            40       4.40%          276       5.50            881        862
  FHLMC stock                     -          -             -          -             -          -             15        950
                             ------       ----        ------       ----        ------       ----        -------    -------
      Total                  $5,812       3.61%       $3,507       5.63%       $2,425       5.46%       $11,759    $12,487
                             ======       ====        ======       ====        ======       ====        =======    =======

      American has been an active purchaser of mortgage-backed securities. At June 30, 2004, mortgage-backed securities totaled $11.8 million or 7.1% of total assets. All of the mortgage-backed securities in American's portfolio are government-guaranteed securities, including participations or pass-through securities issued by the Government National Mortgage Association ("GNMA"), the FHLMC or the FNMA, and collateralized mortgage obligations ("CMOs"). American generally purchases mortgage-backed securities at or near par in order to avoid prepayment risk. The following table sets forth details of American's investment in mortgage-backed securities, of which all are designated as available for sale, at the dates indicated.


                                             At June 30, 2004                                   At June 30, 2003
                             ------------------------------------------------   ------------------------------------------------
                                           Gross        Gross                                 Gross        Gross
                             Amortized   unrealized   unrealized   Estimated    Amortized   unrealized   unrealized   Estimated
                               cost        gains        losses     fair value     cost        gains        losses     fair value
                             ---------   ----------   ----------   ----------   ---------   ----------   ----------   ----------
                                                                        (In thousands)

Available for sale:
  FHLMC participation
   certificates               $ 2,031       $10          $ 32       $ 2,009      $ 3,593       $ 45         $ 2        $ 3,636
  FNMA participation
   certificates                 7,910        13           154         7,769        6,468         63          12          6,519
  GNMA participation
   certificates                 1,931        23            20         1,934        1,817         69           -          1,886
  Collateralized mortgage
   obligations                     55         1             -            56           89          -           -             89
                              -------       ---          ----       -------      -------       ----         ---        -------
    Total mortgage-backed
     securities               $11,927       $47          $206       $11,768      $11,967       $177         $14        $12,130
                              =======       ===          ====       =======      =======       ====         ===        =======


                                             At June 30, 2002
                             ------------------------------------------------
                                           Gross        Gross
                             Amortized   unrealized   unrealized   Estimated
                               cost        gains        losses     fair value
                             ---------   ----------   ----------   ----------
                                              (In thousands)

Available for sale:
  FHLMC participation
   certificates               $1,441        $ 35         $-         $1,476
  FNMA participation
   certificates                2,373          15          3          2,385
  GNMA participation
   certificates                2,355          97          -          2,452
  Collateralized mortgage
   obligations                   780           -          2            778
                              ------        ----         --         ------
    Total mortgage-backed
     securities               $6,949        $147         $5         $7,091
                              ======        ====         ==         ======

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

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by American at the dates indicated:


                                                                      At June 30,
                                        -------------------------------------------------------------------
                                                2004                    2003                   2002
                                        --------------------    --------------------    -------------------
                                                    Percent                 Percent                Percent
                                                    of total                of total               of total
                                         Amount     deposits     Amount     deposits     Amount    deposits
                                         ------     --------     ------     --------     ------    --------
                                                               (Dollars in thousands)

Transaction accounts:
  Passbook accounts                     $ 11,828       8.7%     $ 10,963       8.4%     $ 10,919      8.6%
  Demand, NOW and Super NOW accounts       7,706       5.6         8,463       6.5         8,297      6.5
  Money market deposit accounts           32,543      23.8        30,319      23.1        21,920     17.3
                                        --------     -----      --------     -----      --------    -----

      Total transaction accounts          52,077      38.1        49,745      38.0        41,136     32.4

Certificates of deposit:
  0.00 - 1.99%                            21,950      16.0         6,332       4.8             -        -
  2.00 - 2.99%                            39,100      28.6        30,521      23.3        18,612     14.7
  3.00 - 3.99%                            16,411      12.0        32,368      24.8        23,574     18.6
  4.00 - 4.99%                             6,655       4.9        10,157       7.8        20,196     15.9
  5.00 - 5.99%                               112        .1         1,198        .9        15,071     11.9
  6.00 - 6.99%                               256        .2           279        .2         6,835      5.4
  7.00 - 7.99%                               200        .1           180        .2         1,373      1.1
  8.00 - 8.99%                                 -         -             -         -            75        -
                                        --------     -----      --------     -----      --------    -----

      Total certificates of deposit       84,684      61.9        81,035      62.0        85,736     67.6
                                        --------     -----      --------     -----      --------    -----

      Total deposits                    $136,761     100.0%     $130,780     100.0%     $126,872    100.0%
                                        ========     =====      ========     =====      ========    =====

      The following table presents the amount of American's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2004:


                                                                         At June 30, 2004
                                                                         ----------------
                                                                          (In thousands)

Certificates of deposit with balances of $100,000
 or more maturing in quarter ending (1):
  September 30, 2004                                                          $ 2,299
  December 31, 2004                                                               951
  March 31, 2005                                                                  298
  June 30, 2005                                                                   908
  After June 30, 2005                                                           9,451
                                                                              -------

      Total certificates of deposit with balances of $100,000 or more         $13,907
                                                                              =======

--------------------
<F1>  Account balances over $100,000 are not insured by the FDIC.

      The following table sets forth American's deposit account balance activity for the periods indicated:


                                          Year ended June 30,
                                  ----------------------------------
                                    2004         2003         2002
                                    ----         ----         ----
                                       (Dollars in thousands)

Beginning balance                 $130,780     $126,872     $120,725
Deposits                           763,898      769,775      543,956
Deposits acquired from Waverly
 Building and Loan Company               -            -        4,723
Withdrawals                       (759,501)    (768,129)    (547,474)
Interest credited                    1,584        2,262        4,942
                                  --------     --------     --------
Ending balance                    $136,761     $130,780     $126,872
                                  ========     ========     ========

Net increase                      $  5,981     $  3,908     $  6,147
                                  ========     ========     ========
Percent increase                      4.57%        3.08%        5.09%
                                  ========     ========     ========

      Borrowings. American's other sources of funds include advances from the FHLB and other borrowings. American is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of American's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its outstanding advances from the FHLB of Cincinnati. American complied with this requirement at June 30, 2004 with an investment in stock of the FHLB of Cincinnati of $1.1 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2004, American had $10.9 million outstanding in advances from the FHLB.

      The following table sets forth certain information as to American's FHLB advances at the dates indicated:


                                          At June 30,
                                  ---------------------------
                                    2004       2003      2002
                                    ----       ----      ----
                                     (Dollars in thousands)

FHLB advances                     $10,899    $4,188    $4,223
Weighted average interest rate       3.12%     1.33%     1.95%

      The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:


                                          Year ended June 30,
                                    ------------------------------
                                      2004       2003       2002
                                      ----       ----       ----
                                         (Dollars in thousands)

FHLB advances:
  Maximum balance                   $10,963     $7,409     $6,560
  Average balance                   $ 8,459     $4,354     $5,039
  Weighted average interest rate       2.23%      1.63%      2.36%

Competition

      American competes for deposits with other savings banks, savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, American competes with other savings banks, savings associations, commercial banks, consumer finance companies, credit unions, mortgage companies, leasing companies and other lenders. American competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services provided. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

Subsidiary Activities

      American has two wholly-owned subsidiaries. A.S.L. Services, Inc. ("ASL"), owns stock in American's data processing service provider. At June 30, 2004, the stock held by ASL had a book value of $114,000. ASL also has an $18,000 investment in the Money Concepts Financial Planning Center, bringing the total assets of ASL to approximately $132,000 at June 30, 2004. Additionally, American owns ASB Community Development Corp. ("ASB Development"), which participates in a federal tax program designed to promote lending in new markets, which in turn provides federal income tax credits to American. At June 30, 2004, ASB Development's assets consisted primarily of deposits in American of $123,000 and loans of $1.9 million.

Personnel

      As of June 30, 2004, American had 31 full-time employees and 11 part-time employees. American believes that relations with its employees are excellent. American offers health, disability and life benefits and retirement plan benefits. None of the employees of American is represented by a collective bargaining unit.

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

Office of Thrift Supervision

      General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. Under certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

      Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger.

      Regulatory Capital Requirements. American is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. American exceeded these requirements with tangible capital of 9.3%, core capital of 9.3% and risk-based capital of 16.6% at June 30, 2004.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory and discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. American's capital at June 30, 2004, met the standards for the highest category, a "well-capitalized" institution.

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

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of its assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2004, American qualified as a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. American was in compliance with such restrictions at June 30, 2004.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. ASB is an affiliate of American. Generally, Sections 23A and 23B of the FRA and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus,
(ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, acceptance of securities issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. American was in compliance with these requirements and restrictions at June 30, 2004.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Capital distributions include payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be submitted to and approved by the OTS (i) if the proposed distribution would cause the savings association's total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Holding Company Regulation. As a unitary savings and loan holding company, ASB generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association,
(ii) transactions between the savings association and its affiliates, and
(iii) any activities of the savings association that might create a serious risk that the liabilities of ASB and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2004, American met the QTL test.

      Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary, without prior approval of the OTS. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

Federal Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At June 30, 2004, American was in compliance with its reserve requirements.

Ohio Corporation Law

      Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

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

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is applicable to all companies with equity securities required to file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because ASB's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by American to ASB is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of American for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2004, the pre-1988 reserves of American for tax purposes totaled approximately $1.9 million. American believes it had approximately $1.6 million of accumulated earnings and profits for tax purposes as of June 30, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether American will have current or accumulated earnings and profits in subsequent years.

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

      ASB may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, ASB must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of American. ASB made such an election for fiscal 2004.

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

Item 2.  Description of Property.

      At June 30, 2004, American owned the property at 503 Chillicothe Street, Portsmouth, Ohio, on which its main office is located and the properties at 907 Chillicothe Street, Portsmouth, Ohio and 951 West Emmitt Ave., Waverly, Ohio where American operated branch offices. At June 30, 2004, the net book value of these properties, including the buildings was $1.6 million, and American's office premises and equipment had a total net book value of approximately $260,000. For additional information regarding American's office premises and equipment see Notes A and E of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.

      Neither ASB nor American is presently involved in any legal proceedings of a material nature. From time to time, American is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by American.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The information contained in the ASB Financial Corp. Annual Report to Shareholders for the fiscal year ended June 30, 2004 (the "Annual Report"), under the caption "Market Price of ASB's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.  Financial Statements.

      The Consolidated Financial Statements contained in the Annual Report and the opinion of Grant Thornton LLP, dated August 12, 2004, are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A.  Controls and Procedures.

      ASB's Chief Executive Officer and Chief Financial Officer have evaluated ASB's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ASB's disclosure controls and procedures are effective. There were no changes in ASB's internal controls, which materially affected or are reasonably likely to materially affect, ASB's internal controls over financial reporting.

Item 8B.  Other Information.

      Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of ASB Financial Corp. (the "Proxy Statement") under the captions "Election of Directors and Board
Information," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

      ASB has adopted a code of ethics applicable to all officers, directors, and employees that complies with SEC requirements. A copy of ASB's code of ethics may be obtained without charge upon written request to the Secretary of ASB Financial Corp. at 503 Chillicothe Street, Portsmouth, Ohio 45662.

Item 10.  Executive Compensation.

      The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" and "Stock Option Plan" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information contained in the Proxy Statement under the caption "Ownership of ASB Shares" is incorporated herein by reference.

      ASB maintains the ASB Financial Corp. 1995 Stock Option and Incentive Plan (the "Plan") under which it may issue equity securities to its directors, officers and employees. The Plan was approved by ASB's shareholders at the 1995 Annual Meeting of Shareholders.

      The following table shows, as of June 30, 2004, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                    Equity Compensation Plan Information
                    -------------------------


------------------------------------------------------------------------------------------------------------
                                              (a)                   (b)                       (c)
------------------------------------------------------------------------------------------------------------
                                                                                      Number of securities
                                                                                    remaining available for
                                     Number of securities                            future issuance under
                                      to be issued upon       Weighted-average     equity compensation plans
                                          exercise of        exercise price of       (excluding securities
Plan Category                        outstanding options    outstanding options    reflected in column (a))
------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders               78,128                 $10.15                       -
------------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security holders              N/A                    N/A                     N/A
------------------------------------------------------------------------------------------------------------
Total                                       78,128                 $10.15                       -
------------------------------------------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions

      Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1   Articles of Incorporation (incorporated by reference)

            3.2   Code of Regulations (incorporated by reference)

            10.1 ASB Financial Corp. 1995 Stock Option and Incentive Plan (incorporated by reference)

            10.2 American Savings Bank, f.s.b. Management Recognition Plan and Trust Agreement (incorporated by reference)

            10.3 Deferred Compensation Plan of American Savings Bank, f.s.b.

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

            23    Consent of Independent Registered Public Accounting Firm

            31.1  Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2  Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            On April 28, 2004, ASB filed a Form 8-K to report the issuance of a press release regarding its earnings for the quarter ended March 31, 2004.

Item 14.  Principal Accountant Fees and Services.

      The information contained in the Proxy Statement under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASB FINANCIAL CORP.


                                       By /s/Robert M. Smith
                                          --------------------------------
                                          Robert M. Smith
                                          President

Date: September 27, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Gerald R. Jenkins                By /s/Larry F. Meredith
   --------------------------             ------------------------------
   Gerald R. Jenkins                      Larry F. Meredith
   Director                               Director


Date: September 27, 2004               Date: September 27, 2004


By /s/William J. Burke                 By /s/Louis M. Schoettle
   --------------------------             ------------------------------
   William J. Burke                       Louis M. Schoettle
   Director                               Director


Date: September 27, 2004               Date: September 27, 2004


By /s/Christopher H. Lute              By /s/Michael L. Gampp
   --------------------------             --------------------------------
   Christopher H. Lute                    Michael L. Gampp
   Director                               Chief Financial Officer
                                          (Principal Financial Officer and
Date: September 27, 2004                  Principal Accounting Officer)

                                       Date: September 27, 2004

By /s/Robert M. Smith
   -----------------------------
   Robert M. Smith
   President and Director
   (Principal Executive Officer)

Date: September 27, 2004

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

 10.2      American Savings Bank, f.s.b. Management Recognition          Incorporated by reference to the 1996
           Plan and Trust Agreement                                      Form 10-KSB, Exhibit 10.2

 10.3      Deferred Compensation Plan of American Savings Bank f.s.b.    Included herewith

 13        2004 Annual Report to Shareholders                            Included herewith

 20        Proxy Statement for 2004 Annual Meeting                       Incorporated by reference to the Proxy
                                                                         Statement for the 2004 Annual Meeting
                                                                         of Shareholders filed with the SEC on
                                                                         September 24, 2004

 21        Subsidiaries of ASB Financial Corp.                           Incorporated by reference to the 1995
                                                                         Form 10-KSB, Exhibit 21

 23        Consent of Independent Registered Public Accounting Firm      Included herewith

 31.1      Certification of Chief Executive Officer Pursuant to          Included herewith
           Section 302 of the Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial Officer Pursuant to          Included herewith
           Section 302 of the Sarbanes-Oxley Act of 2002

 32.1      Certification of Chief Executive Officer Pursuant to          Included herewith
           Section 906 of the Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial Officer Pursuant to          Included herewith
           Section 906 of the Sarbanes-Oxley Act of 2002