Form 10QSB
period 2004-09-30
ASB FINANCIAL CORP /OH
filed 2004-11-15
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2004
                                --------------------------

                                     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    0-25906
                        -------------

                             ASB FINANCIAL CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Ohio                                 31-1429488
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

              503 Chillicothe Street, Portsmouth, Ohio    45662
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                               (740) 354-3177
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for
the past ninety days:    Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.    Yes [ ]  No [X]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   November 15, 2004 -
1,701,063 shares of common stock, no par value

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

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                             September 30,     June 30,
                                 ASSETS                                               2004         2004

Cash and due from banks                                                           $  1,170     $  2,078
Interest-bearing deposits in other financial institutions                            3,755        5,307
                                                                                  --------     --------
      Cash and cash equivalents                                                      4,925        7,385

Certificates of deposit in other financial institutions                                 71          178
Investment securities available for sale - at market                                12,401       12,487
Mortgage-backed securities available for sale - at market                           12,117       11,768
Loans receivable - net                                                             135,225      129,821
Office premises and equipment - at depreciated cost                                  1,827        1,814
Federal Home Loan Bank stock - at cost                                               1,116        1,104
Accrued interest receivable on loans                                                   280          336
Accrued interest receivable on mortgage-backed securities                               43           50
Accrued interest receivable on investments and interest-bearing deposits               120          130
Prepaid expenses and other assets                                                      777          830
Prepaid federal income taxes                                                            57          183
Deferred federal income taxes                                                          247          285
                                                                                  --------     --------

      Total assets                                                                $169,206     $166,371
                                                                                  ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $136,708     $136,761
Advances from the Federal Home Loan Bank                                            12,601       10,899
Advances by borrowers for taxes and insurance                                           96          180
Accrued interest payable                                                               426           52
Other liabilities                                                                    1,273        1,055
                                                                                  --------     --------
      Total liabilities                                                            151,104      148,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued                                                                      -            -
  Common stock, 4,000,000 shares authorized, no par value;
   1,936,180 and 1,911,180  shares issued at September 30, 2004 and
   June 30, 2004, respectively                                                           -            -
  Additional paid-in capital                                                        10,357       10,165
  Retained earnings, restricted                                                     10,091        9,848
  Shares acquired by stock benefit plans                                              (126)        (126)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale, net of related tax effects                        620          377
  Less 250,117 shares of treasury stock at September 30, 2004
   and June 30 2004, respectively - at cost                                         (2,840)      (2,840)
                                                                                  --------     --------
      Total shareholders' equity                                                    18,102       17,424
                                                                                  --------     --------

      Total liabilities and shareholders' equity                                  $169,206     $166,371
                                                                                  ========     ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

           For the three months ended September 30, 2004 and 2003
                    (In thousands, except per share data)


                                                                    2004       2003

Interest income
  Loans                                                           $2,095     $1,992
  Mortgage-backed securities                                          91         32
  Investment securities                                              121        170
                                                                  ------     ------
      Total interest income                                        2,307      2,194

Interest expense
  Deposits                                                           720        726
  Borrowings                                                          90         14
                                                                  ------     ------
      Total interest expense                                         810        740
                                                                  ------     ------

      Net interest income                                          1,497      1,454

Provision for losses on loans                                         21         23
                                                                  ------     ------

      Net interest income after provision for losses on loans      1,476      1,431

Other income
  Gain on sale of office premises and equipment                        -         58
  Other operating                                                    178        153
                                                                  ------     ------
      Total other income                                             178        211

General, administrative and other expense
  Employee compensation and benefits                                 531        508
  Occupancy and equipment                                             57         53
  Data processing                                                    119        109
  Other operating                                                    256        274
                                                                  ------     ------
      Total general, administrative and other expense                963        944
                                                                  ------     ------

      Earnings before income taxes                                   691        698

Federal income taxes
  Current                                                            277         68
  Deferred                                                           (87)       129
                                                                  ------     ------
      Total federal income taxes                                     190        197
                                                                  ------     ------

      NET EARNINGS                                                $  501     $  501
                                                                  ======     ======

      EARNINGS PER SHARE
        Basic                                                     $  .30     $  .30
                                                                  ======     ======

        Diluted                                                   $  .29     $  .29
                                                                  ======     ======

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                                                2004     2003

Net earnings                                                                    $501     $ 501

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period,
   net of taxes (benefits) of $125 and $(73) in 2004 and 2003, respectively      243      (142)
                                                                                ----     -----

Comprehensive income                                                            $744     $ 359
                                                                                ====     =====

Accumulated comprehensive income                                                $620     $ 531
                                                                                ====     =====

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                                   2004         2003

Cash flows from operating activities:
  Net earnings for the period                                  $    501     $    501
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                30           91
    Amortization of deferred loan origination fees                  (17)         (26)
    Depreciation and amortization                                    40           32
    Provision for losses on loans                                    21           23
    Federal Home Loan Bank stock dividends                          (12)         (11)
    Gain on sale of office premises and equipment                     -          (58)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                    73          149
      Prepaid expenses and other assets                              53           52
      Accrued interest payable                                      374          373
      Other liabilities                                             218           52
      Federal income taxes
        Current                                                     123           61
        Deferred                                                    (87)         129
                                                               --------     --------
      Net cash provided by operating activities                   1,317        1,368

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities               1,000        3,000
  Proceeds from maturities of certificates of deposit               107            -
  Proceeds from sale of office premises and equipment                 -           58
  Purchase of investment securities                                (761)      (3,074)
  Principal repayments on mortgage-backed securities              1,152        2,059
  Purchase of mortgage-backed securities                         (1,349)      (2,036)
  Loan principal repayments                                      10,317        9,066
  Loan disbursements                                            (15,689)     (15,021)
  Purchase of office premises and equipment                         (53)         (93)
                                                               --------     --------
      Net cash used in investing activities                      (5,276)      (6,041)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                  (53)        (405)
  Proceeds from issuance of shares under stock option plan          192            -
  Proceeds from Federal Home Loan Bank advances                   3,000          250
  Repayment of Federal Home Loan Bank advances                   (1,298)          (9)
  Advances by borrowers for taxes and insurance                     (84)         (82)
  Purchase of treasury stock                                          -         (134)
  Dividends paid on common shares                                  (258)        (230)
                                                               --------     --------
      Net cash provided by (used in) financing activities         1,499         (610)
                                                               --------     --------

Net decrease in cash and cash equivalents                        (2,460)      (5,283)

Cash and cash equivalents at beginning of period                  7,385        7,610
                                                               --------     --------

Cash and cash equivalents at end of period                     $  4,925     $  2,327
                                                               ========     ========

                             ASB Financial Corp.

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                                      2004      2003

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                               $436     $ 367
                                                                      ====     =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                               $243     $(142)
                                                                      ====     =====

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three-month periods ended September 30, 2004 and 2003


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include all of the accounts of the Corporation, American Savings Bank, fsb ("American"), ASB Community Development Corp. and A.S.L. Services, Inc., American's wholly-owned subsidiaries. All significant intercompany items have been eliminated.

3.  Critical Accounting Policies
    ----------------------------

Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policy focuses primarily on determining the allowance for loan losses. This critical accounting policy is discussed in detail in the Annual Report to Shareholders for the year ended June 30, 2004 (incorporated by reference into the Corporation's Form 10-KSB filing) in Note A of the Notes to Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2004 and 2003


4.  Earnings Per Share
    ------------------

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period less shares in the ASB Financial Corp. Employee Stock Ownership Plan ("ESOP") that are unallocated and not committed to be released. At September 30, 2004, all ESOP shares have been allocated and released. Weighted-average common shares deemed outstanding give effect to 8,128 unallocated ESOP shares for the three month period ended September 30, 2003. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


For the three months ended September 30,           2004          2003

      Weighted-average common shares
       outstanding (basic)                    1,685,248     1,660,853

      Dilutive effect of assumed exercise
       of stock options                          27,739        43,382
                                              ---------     ---------

      Weighted-average common shares
       outstanding (diluted)                  1,712,987     1,704,235
                                              =========     =========

5.  Stock Option Plan
    -----------------

During fiscal 1996 the Board of Directors and shareholders adopted the ASB Financial Corp. 1995 Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 225,423 shares, as adjusted, of authorized but unissued shares of common stock at fair value at the date of grant. In fiscal 1996, the Corporation granted 197,521 options which have an adjusted exercise price per share of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation. The Plan provides that one-fifth of the options granted became exercisable on each of the first five anniversaries of the date of grant.

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

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2004 and 2003


5.  Stock Option Plan (continued)
    -----------------

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended September 30, 2004 and 2003, would have been reported as the pro forma amounts indicated below:


                                                      Three months ended
                                                        September 30,
                                                        2004     2003

Net earnings (In thousands)           As reported       $501     $501
             Stock-based compensation, net of tax          -       (2)
                                                        ----     ----
                                        Pro-forma       $501     $499
                                                        ====     ====

Earnings per share
  Basic                               As reported       $.30     $.30
             Stock-based compensation, net of tax          -        -
                                                        ----     ----
                                        Pro-forma       $.30     $.30
                                                        ====     ====

  Diluted                             As reported       $.29     $.29
             Stock-based compensation, net of tax          -        -
                                                        ----     ----
                                        Pro-forma       $.29     $.29
                                                        ====     ====

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during fiscal 2004 and 2003: dividend yield of 2.3% and 2.9%, respectively; expected volatility of 20.0% for both years; a risk-free interest rate of 4.3% and 3.4%, respectively; and an expected life of ten years for all grants.

A summary of the status of the Corporation's Plan as of September 30, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:


                                        Three months ended                    Year ended
                                           September 30,                       June 30,
                                               2004                      2004                      2003
                                                   Weighted-                Weighted-                  Weighted-
                                                    average                  average                    average
                                                   exercise                 exercise                   exercise
                                       Shares        price       Shares       price        Shares        price

Outstanding at beginning of period      78,128      $10.15       77,694      $ 8.89        212,915      $  7.69
Granted                                      -           -        6,000       26.00          9,712        16.50
Exercised                              (25,000)       7.64       (5,566)       9.57       (144,933)        7.64
Forfeited                                    -           -            -           -              -            -
                                       -------      ------       ------      ------       --------      -------

Outstanding at end of period            53,128      $11.34       78,128      $10.15         77,694      $  8.89
                                       =======      ======       ======      ======       ========      =======

Options exercisable at period-end       34,616      34,616       59,616      $ 7.87         61,982      $  7.71
                                       =======      ======       ======      ======       ========      =======

Weighted-average fair value of
 options granted during the period                  $    -                   $11.41                     $  5.28
                                                    ======                   ======                     =======

                             ASB Financial Corp.

        For the three-month periods ended September 30, 2004 and 2003


5.  Stock Option Plan (continued)
    -----------------

The following information applies to options outstanding at September 30, 2004:


Number outstanding                                              38,616
Range of exercise prices                                   $7.64-$8.75
Number outstanding                                              14,512
Range of exercise prices                                 $16.50-$26.00
Weighted-average exercise price                                 $11.34
Weighted-average remaining contractual life                  5.8 years

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to ASB or its management are intended to identify such forward looking statements. ASB's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Discussion of Financial Condition Changes from June 30, 2004 to September
30, 2004

At September 30, 2004, the Corporation's assets totaled $169.2 million, an increase of $2.8 million, or 1.7%, over total assets at June 30, 2004.

Cash and cash equivalents decreased by $2.5 million, or 33.3%, from June 30, 2004 levels, to a total of $4.9 million at September 30, 2004. Investment securities and certificates of deposit totaled $12.5 million at September 30, 2004, a decrease of $193,000, or 1.5%, from June 30, 2004 levels.
Maturities and discount accretion related to investment securities totaling approximately $1.0 million, were partially offset by purchases of $761,000. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $12.1 million at September 30, 2004, an increase of $349,000, or 3.0%, from the total at June 30, 2004, due primarily to purchases totaling $1.3 million, which were partially offset by principal repayments of $1.2 million, a pre-tax increase in unrealized gains totaling $181,000 and premium amortization of $29,000.

Loans receivable increased by $5.4 million, or 4.2%, during the three-month period ended September 30, 2004, to a total of $135.2 million. Loan disbursements amounted to $15.7 million for the three months ended September 30, 2004, and were partially offset by principal repayments of $10.3 million. During the three months ended September 30, 2004, loans originated consisted of $6.6 million of loans secured by one- to four-family residential real estate, $5.2 million of loans secured by nonresidential real estate, $2.5 million of commercial loans and $1.4 million of consumer loans.

The allowance for loan losses totaled $1.1 million at September 30, 2004 and June 30, 2004. Nonperforming and nonaccrual loans totaled $1.0 million at
September 30, 2004, unchanged from the total at June 30, 2004.   The
allowance for loan losses represented 110.0% and 99.9% of nonperforming loans at September 30, 2004 and June 30, 2004, respectively. At September 30, 2004, nonperforming loans consisted of $772,000 in one- to four-family residential real estate loans and $228,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at September 30, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $136.7 million at September 30, 2004, a decrease of $53,000, or .04%, from June 30, 2004 levels. The decrease in deposits was due primarily to decreases in jumbo CD's and checking accounts.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2004 to September 30, 2004 (continued)

Federal Home Loan Bank advances increased by $1.7 million, or 15.6%, during the three month period ended September 30, 2004. Advances amounted to $3.0 million for the three months ended September 30, 2004, and were partially offset by repayments of $1.3 million. The proceeds from the advances were used to fund new loan originations.

Shareholders' equity totaled $18.1 million at September 30, 2004, an increase of $678,000, or 3.9%, from the June 30, 2004 level. The increase was due to net earnings of $501,000, $192,000 in proceeds from the exercise of stock options, and a $243,000 net increase in unrealized gains on securities, which were partially offset by dividends on common shares totaling $258,000. Dividends totaled $.15 per share for the three months ended September 30, 2004.

American is required to meet minimum regulatory capital requirements promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2004, American's regulatory capital exceeded the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003

General

Net earnings totaled $501,000 for the three months ended September 30, 2004, unchanged from the same period in 2003. An increase of $43,000 in net interest income and decreases of $7,000 in the provision for federal income taxes and $2,000 in the provision for loan losses were completely offset by an increase of $19,000 in general, administrative and other expense and a decrease of $33,000 in other income.

Net Interest Income

Interest income on loans increased by $103,000, or 5.2%, for the three months ended September 30, 2004, compared to the 2003 period. This increase was due primarily to a $15.1 million, or 12.7%, increase in the average portfolio balance outstanding period to period, which was offset by a 45 basis point decrease in the weighted-average yield, to 6.25% for the 2004 three-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $10,000, or 5.0%, due primarily to a 10 basis point increase in the weighted-average yield, to 2.9% for the 2004 period and a $795,000, or 2.8%, increase in the average balance of the related assets outstanding period to period.

Interest expense on deposits decreased by $6,000, or .8%, for the three months ended September 30, 2004, compared to the same period in 2003. This decrease was due primarily to an 11 basis point decrease in the weighted-average cost of deposits, to 2.1% for the three months ended September 30, 2004, which was partially offset by a $5.7 million, or 4.3%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $76,000, or 542.9%, due to a 74 basis point increase in the average cost of borrowings during the period and a $7.5 million, or 156.0%, increase in the average balance outstanding. The decrease in the yields on interest-earning assets and the costs of interest-bearing liabilities was due primarily to the effect of decreases in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $43,000, or 3.0%, to a total of $1.5 million for the three months ended September 30, 2004. The interest rate spread decreased to 3.49% for the three months ended September 30, 2004, from 3.78% for the 2003 period, while the net interest margin decreased to 3.67% in the 2004 period, compared to 3.95% in the 2003 period.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003 (continued)

Provision for Losses on Loans

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $21,000 during the three months ended September 30, 2004, a decrease of $2,000, or 8.7%, from the comparable three-month period in 2003. The reduction in the provision during the 2004 period was primarily influenced by a decline in nonperforming loans over the year. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income

Other income totaled $178,000 for the three months ended September 30, 2004, a decrease of $33,000, or 15.6%, from the same period in 2003. The decrease was due to a reduction of $58,000 in gain on sale of office premises, which was partially offset by a $25,000, or 16.3%, increase in other operating income, primarily derived from increased ATM transaction fees and other charges.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.0 million for the three months ended September 30, 2004, an increase of $19,000, or 2.0%, over the same period in 2003. This increase was comprised of increases of $23,000, or 4.5%, in employee compensation and benefits, $10,000, or 9.2%, in data processing costs and $4,000, or 7.5%, in occupancy and equipment, which were partially offset by a decrease of $18,000, or 6.6%, in other operating expense. The increase in employee compensation and benefits was due primarily to normal merit increases and incentives for employees. The increase in occupancy and equipment was due to higher depreciation expense recognized in connection with the completion of a new branch location. The increase in data processing was due primarily to rising vendor costs. The reduction in other operating expenses was due to decreases in legal, accounting and compliance costs.

Federal Income Taxes

The provision for federal income taxes totaled $190,000 for the three months ended September 30, 2004, a decrease of $7,000, or 3.6%, compared to the same period in 2003. This decrease was due to a combination of a decline in earnings before taxes of $7,000, or 1.0%, and the effects of New Markets Tax Credits which were awarded to ASB Community Development Corp. in fiscal 2003. The effective tax rates were 27.5% and 28.2% for the three-month periods ended September 30, 2004 and 2003, respectively.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the disclosure included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Corporation's 2004 Annual Report to Shareholders which was included as Exhibit B to the Corporation's Form 10-KSB for the year ended June 30, 2004.

ITEM 4:  Controls and Procedures

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

                             ASB Financial Corp.

                                   PART II


ITEM 1.   Legal Proceedings
          -----------------
          Not applicable.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------
          Not applicable.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On October 27, 2004, the Corporation held its 2004 Annual Meeting of Shareholders. The shareholders elected six directors to terms expiring in 2005 by the following votes:

                                     For        Withheld

          William J. Burke        1,476,100       5,500
          Gerald R. Jenkins       1,461,519      20,081
          Christopher H. Lute     1,476,100       5,000
          Larry F. Meredith       1,458,969      22,631
          Louis M. Schoettle      1,476,000       5,600
          Robert M. Smith         1,476,100       5,500

          The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's auditors for the 2005 fiscal year by the following vote:

            For:        Against:     Abstain:

          1,474,088      2,300        5,212

ITEM 5.   Other Information
          -----------------
          None.

ITEM 6.   Exhibits
          --------

            31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            31.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             ASB Financial Corp.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ASB FINANCIAL CORP.


Date:  November 15, 2004               By:  /s/Robert M. Smith
       -----------------                    --------------------------
                                            Robert M. Smith
                                            President



Date:  November 15, 2004               By:  /s/Michael L. Gampp
                                            --------------------------
                                            Michael L. Gampp
                                            Chief Financial Officer