Form 10QSB
period 2004-12-31
ASB FINANCIAL CORP /OH
filed 2005-02-14
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                                -----------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number:  0-25906
                         -------

                             ASB FINANCIAL CORP.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                  31-1429488
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

               503 Chillicothe Street, Portsmouth, Ohio  45662
---------------------------------------------------------------------------
             (Address of principal executive offices)(Zip Code)

                               (740) 354-3177
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ]      No [X]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
        February 11, 2004 - 1,701,920 common shares, no par value
---------------------------------------------------------------------------

                                    INDEX

                                                                       Page
                                                                       ----

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Earnings                          4

            Consolidated Statements of Comprehensive Income              5

            Consolidated Statements of Cash Flows                        6

            Notes to Consolidated Financial Statements                   8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  12

PART II  -  OTHER INFORMATION                                           18

SIGNATURES                                                              19

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                            December 31,      June 30,
      ASSETS                                                        2004          2004

Cash and due from banks                                         $  1,145      $  2,078
Interest-bearing deposits in other financial institutions          4,422         5,307
                                                                --------      --------
      Cash and cash equivalents                                    5,567         7,385

Certificates of deposit in other financial institutions               71           178
Investment securities available for sale - at market              10,935        12,487
Mortgage-backed securities available for sale - at market         11,287        11,768
Loans receivable - net                                           137,916       129,821
Office premises and equipment - at depreciated cost                1,887         1,814
Federal Home Loan Bank stock - at cost                             1,128         1,104
Accrued interest receivable on loans                                 305           336
Accrued interest receivable on mortgage-backed securities             45            50
Accrued interest receivable on investments and
 interest-bearing deposits                                           107           130
Prepaid expenses and other assets                                    282           830
Bank-owned life insurance                                          3,137             -
Prepaid federal income taxes                                         169           183
Deferred federal income taxes                                        125           285
                                                                --------      --------

      Total assets                                              $172,961      $166,371
                                                                ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                        $138,035      $136,761
Advances from the Federal Home Loan Bank                          14,952        10,899
Advances by borrowers for taxes and insurance                        185           180
Accrued interest payable                                              44            52
Other liabilities                                                  1,084         1,055
                                                                --------      --------
      Total liabilities                                          154,300       148,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized,
   no par value; no shares issued                                      -             -
  Common stock, 4,000,000 shares authorized,
   no par value; 1,952,037 and 1,936,180 shares
   issued at December 31, 2004 and June 30, 2004,
   respectively                                                        -             -
  Additional paid-in capital                                      10,540        10,165
  Retained earnings, restricted                                   10,353         9,848
  Shares acquired by stock benefit plans                             (63)         (126)
  Accumulated comprehensive income, unrealized gains on
   securities designated as available for sale, net of
   related tax effects                                               671           377
  Less 250,117 shares of treasury stock at December 31, 2004
   and June 30 2004, respectively - at cost                       (2,840)       (2,840)
      Total shareholders' equity                                  18,661        17,424
                                                                --------      --------

      Total liabilities and shareholders' equity                $172,961      $166,371
                                                                ========      ========

                             ASB Financial Corp.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share data)

                                              For the six months     For the three months
                                              ended December 31,      ended December 31,
                                               2004        2003        2004        2003

Interest income
  Loans                                      $4,278      $3,992      $2,184      $2,000
  Mortgage-backed securities                    208          79         118          47
  Investment securities                         233         346         110         175
                                             ------      ------      ------      ------
      Total interest income                   4,719       4,417       2,412       2,222

Interest expense
  Deposits                                    1,456       1,431         737         705
  Borrowings                                    193          33         103          18
                                             ------      ------      ------      ------
      Total interest expense                  1,649       1,464         840         723
                                             ------      ------      ------      ------

      Net interest income                     3,070       2,953       1,572       1,499

Provision for losses on loans                   117          50          96          28
                                             ------      ------      ------      ------

      Net interest income after
       provision for losses on loans          2,953       2,903       1,476       1,471

Other income
  Gain on sale of investment securities           -          10           -          10
  Gain on sale of office premises                 -          58           -           -
  Other operating                               340         313         162         160
                                             ------      ------      ------      ------
      Total other income                        340         381         162         170

General, administrative and other expense
  Employee compensation and benefits          1,046       1,001         516         493
  Occupancy and equipment                       115         116          58          63
  Franchise taxes                                82          85          41          43
  Data processing                               224         212         105         103
  Other operating                               429         512         212         279
                                             ------      ------      ------      ------
      Total general, administrative and
       other expense                          1,896       1,926         932         981
                                             ------      ------      ------      ------

      Earnings before income taxes            1,397       1,358         706         660

Federal income taxes
  Current                                       365         217          88         149
  Deferred                                       11         129          98           -
                                             ------      ------      ------      ------
      Total federal income taxes                376         346         186         149
                                             ------      ------      ------      ------

      NET EARNINGS                           $1,021      $1,012      $  520      $  511
                                             ======      ======      ======      ======

      EARNINGS PER SHARE
        Basic                                $  .60      $  .61      $  .31      $  .31
                                             ======      ======      ======      ======

        Diluted                              $  .60      $  .59      $  .30      $  .30
                                             ======      ======      ======      ======

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)

                                              For the six months     For the three months
                                              ended December 31,      ended December 31,
                                               2004        2003        2004        2003

Net earnings                                 $1,021      $1,012        $520        $511

Other comprehensive income (loss),
 net of taxes (benefits):
  Unrealized holding gains (losses) on
  securities during the period, net of
  taxes (benefits) of $151, $(33), $26
  and $36 during the respective periods         294         (65)         51          77

Reclassification adjustment for realized
 gains included in earnings, net of
 taxes of $3 during both the six-month
 and three-month periods ended
 December 31, 2003                                -          (7)          -          (7)
                                             ------      ------        ----        ----

Comprehensive income                         $1,315      $  940        $571        $581
                                             ======      ======        ====        ====

Accumulated comprehensive income             $  671      $  601        $671        $601
                                             ======      ======        ====        ====

                             ASB Financial Corp.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six months ended December 31,
                               (In thousands)

                                                                     2004          2003

Cash flows from operating activities:
  Net earnings for the period                                    $  1,021      $  1,012
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                  44           161
    Amortization of deferred loan origination fees                    (31)          (95)
    Depreciation and amortization                                      81            74
    Amortization of expense related to stock benefit plans            118           308
    Provision for losses on loans                                     117            50
    Federal Home Loan Bank stock dividends                            (24)          (21)
    Gain on sale of investment securities                               -           (10)
    Gain on sale of office premises                                     -           (58)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                      59            63
      Prepaid expenses and other assets                               548           348
      Accrued interest payable                                         (8)          (37)
      Other liabilities                                                29          (157)
      Federal income taxes
        Current                                                        11          (289)
        Deferred                                                       11           129
                                                                 --------      --------
          Net cash provided by operating activities                 1,976         1,478

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                (1,240)       (4,988)
  Proceeds from maturities of certificates of deposit                 107             -
  Proceeds from sale of office premises                                 -            58
  Proceeds from maturity of investment securities                   3,000         4,010
  Proceeds from sale of investment securities                           -           500
  Purchase of mortgage-backed securities                           (1,349)       (2,783)
  Principal repayments on mortgage-backed securities                1,952         3,318
  Loan principal repayments                                        18,252        22,001
  Loan disbursements                                              (26,361)      (32,145)
  Purchase of bank-owned life insurance                            (3,137)            -
  Purchase of office equipment                                       (154)          (95)
                                                                 --------      --------
          Net cash used in investing activities                    (8,930)      (10,124)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                  1,274         1,702
  Proceeds from Federal Home Loan Bank advances                     7,900         9,931
  Repayment of Federal Home Loan Bank advances                     (3,847)       (4,700)
  Advances by borrowers for taxes and insurance                         5             8
  Proceeds from issuance of shares under stock option plan            320             -
  Purchase of treasury stock                                            -          (134)
  Dividends paid on common stock                                     (516)         (465)
                                                                 --------      --------
          Net cash provided by financing activities                 5,136         6,342
                                                                 --------      --------

Net decrease in cash and cash equivalents                          (1,818)       (2,304)

Cash and cash equivalents at beginning of period                    7,385         7,610
                                                                 --------      --------

Cash and cash equivalents at end of period                       $  5,567      $  5,306
                                                                 ========      ========

                             ASB Financial Corp.

                    For the six months ended December 31,
                               (In thousands)

                                                                     2004          2003

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                         $    354      $    559
                                                                 ========      ========

    Interest on deposits and borrowings                          $  1,657      $  1,501
                                                                 ========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
   available for sale, net of related tax effects                $    294      $    (72)
                                                                 ========      ========

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the six- and three-month periods ended December 31, 2004 and 2003

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include all of the accounts of the Corporation, American Savings Bank, fsb ("American") and American's wholly-owned subsidiaries, ASB Community Development Corp. and A.S.L. Services, Inc. All significant intercompany items have been eliminated.

3.    Critical Accounting Policies
      ----------------------------

Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policy focuses primarily on determining the allowance for loan losses. This critical accounting policy is discussed in detail in the Annual Report to Shareholders for the year ended June 30, 2004 (incorporated by reference into the Corporation's Form 10-KSB filing) in Note A of the Notes to Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimation of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.

                             ASB Financial Corp.

    For the six- and three-month periods ended December 31, 2004 and 2003

4.    Earnings Per Share
      ------------------

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period less shares in the ASB Financial Corp. Employee Stock Ownership Plan ("ESOP") that are unallocated and not committed to be released. At December 31, 2004, all ESOP shares were allocated. At December 31, 2003, basic earnings per share included the effects of 8,128 unallocated ESOP shares. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                           For the six months ended     For the three months ended
                                                  December 31,                  December 31,
                                              2004           2003           2004           2003

Weighted-average common shares
 outstanding (basic)                     1,690,979      1,659,994      1,696,883      1,659,994

Dilutive effect of assumed exercise
 of stock options                           16,240         49,576         15,467         49,576
                                         ---------      ---------      ---------      ---------

Weighted-average common shares
 outstanding (diluted)                   1,707,219      1,709,570      1,712,350      1,709,570
                                         =========      =========      =========      =========

5.    Stock Option Plan
      -----------------

During fiscal 1996 the Board of Directors and shareholders adopted the ASB Financial Corp. 1995 Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 225,423 shares, as adjusted, of authorized but unissued common shares of common stock at fair value on the date of grant. In fiscal 1996, the Corporation granted 197,521 options which currently have an adjusted exercise price per share of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation.

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

                             ASB Financial Corp.

    For the six- and three-month periods ended December 31, 2004 and 2003

5.    Stock Option Plan (continued)
      -----------------------------

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the six- and three-month periods ended December 31, 2004 and 2003, would have been reported as the pro forma amounts indicated below:

                                                                          Six months ended     Three months ended
                                                                            December 31,           December,
                                                                          2004        2003       2004       2003

Net earnings (In thousands)                            As reported      $1,021      $1,012      $ 520      $ 511
                              Stock-based compensation, net of tax         (14)        (14)        (8)        (8)
                                                                        ------      ------      -----      -----

                                                         Pro-forma      $1,007      $  998      $ 512      $ 503
                                                                        ======      ======      =====      =====
Earnings per share
  Basic                                                As reported      $  .60      $  .61      $ .31      $ .31
                              Stock-based compensation, net of tax           -        (.01)      (.01)      (.01)
                                                                        ------      ------      -----      -----

                                                         Pro-forma      $  .60      $  .60      $ .30      $ .30
                                                                        ======      ======      =====      =====

  Diluted                                              As reported      $  .60      $  .59      $ .30      $ .30
                              Stock-based compensation, net of tax        (.01)       (.01)         -        (.01)
                                                                        ------      ------      -----      -----

                                                         Pro-forma      $  .59      $  .58      $ .30      $ .29
                                                                        ======      ======      =====      =====

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during fiscal 2004 and 2003, respectively: dividend yields of 2.3% and 2.9%, respectively; expected volatility of 20% for both years; risk-free interest rates of 4.3% and 3.4%, respectively; and an expected life of ten years for all grants.

A summary of the status of the Corporation's Plan as of December 31, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

                                           Six months ended                         Year ended
                                              December 31,                           June 30,
                                                  2004                    2004                     2003
                                                      Weighted-               Weighted-                Weighted-
                                                       average                 average                  average
                                                      exercise                exercise                 exercise
                                           Shares       price      Shares       price       Shares       price

Outstanding at beginning of period         78,128      $10.15      77,694      $ 8.89       212,915      $ 7.69
Granted                                         -           -       6,000       26.00         9,712       16.50
Exercised                                 (40,857)       7.80      (5,566)       9.57      (144,933)       7.64
                                          -------      ------      ------      ------      --------      ------

Outstanding at end of period               37,271      $12.73      78,128      $10.15        77,694      $ 8.89
                                          =======      ======      ======      ======      ========      ======

Options exercisable at period-end          23,901      $ 9.36      59,616      $ 7.87        61,982      $ 7.71
                                          =======      ======      ======      ======      ========      ======

Weighted-average fair value of
 options granted during the period                     $    -                  $11.41                    $ 5.28
                                                       ======                  ======                    ======

                             ASB Financial Corp.

    For the six- and three-month periods ended December 31, 2004 and 2003

5.    Stock Option Plan (continued)
      -----------------------------

The following information applies to options outstanding at December 31, 2004:

Number outstanding                                              23,501
Range of exercise prices                                 $7.64 - $8.75
Number outstanding                                              13,770
Range of exercise prices                               $16.50 - $26.00
Weighted-average exercise price                                 $12.73
Weighted-average remaining contractual life                  6.7 years

6.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123R will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in beginning of the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Corporation. Management believes the effect on operations will be as disclosed in the stock option plan pro-forma disclosures.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

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

Discussion of Financial Condition Changes from June 30, 2004
------------------------------------------------------------
 to December 31, 2004
 --------------------

At December 31, 2004, the Corporation's assets totaled $173.0 million, an increase of $6.6 million, or 4.0%, over total assets at June 30, 2004.

Cash and cash equivalents decreased by $1.8 million, or 24.6%, from June 30, 2004 levels, to a total of $5.6 million at December 31, 2004. Investment securities and certificates of deposit totaled $11.0 million at December 31, 2004, a decrease of $1.7 million, or 13.1%, from June 30, 2004 levels. Maturities and discount accretion related to investment securities totaling approximately $2.9 million, which were partially offset by purchases of $1.2 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $11.3 million at December 31, 2004, a decrease of $481,000, or 4.1%, from the total at June 30, 2004, due primarily to purchases totaling $1.3 million, which were more than offset by principal repayments of $2.0 million, a pre-tax increase in unrealized gains totaling $167,000 and premium amortization of $45,000.

Loans receivable increased by $8.1 million, or 6.2%, during the six-month period ended December 31, 2004, to a total of $138.0 million. Loan disbursements amounted to $26.4 million for the six months ended December 31, 2004, and were partially offset by principal repayments of $18.3 million. During the six months ended December 31, 2004, loans originated consisted of $11.9 million of loans secured by one- to four-family residential real estate, $5.8 million of loans secured by nonresidential real estate, $6.2 million of commercial loans and $2.5 million of consumer loans.

The allowance for loan losses increased by $100,000, or 9.1%, during the six month period ended December 31, 2004, to a total of $1.2 million. Nonperforming and nonaccrual loans totaled $814,000 at December 31, 2004, a
decrease of $186,000, or 19.0% from the balance at June 30, 2004.   The
allowance for loan losses represented 149.2% and 99.9% of nonperforming loans at December 31, 2004 and June 30, 2004, respectively. At December 31, 2004, nonperforming loans consisted of $178,000 in one- to four-family residential real estate loans and $636,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at December 31, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $138.0 million at December 31, 2004, an increase of $1.3 million, or .9%, from June 30, 2004 levels. The increase in deposits was due primarily to market growth.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2004
------------------------------------------------------------
 to December 31, 2004 (continued)
 --------------------------------

Federal Home Loan Bank advances increased by $4.1 million, or 37.2%, during the six-month period ended December 31, 2004. New borrowings amounted to $7.9 million for the six months ended December 31, 2004, and were partially offset by repayments of $3.8 million. The proceeds from the advances were primarily used to fund new loan originations.

Shareholders' equity totaled $18.7 million at December 31, 2004, an increase of $1.2 million, or 7.1%, from the June 30, 2004 level. The increase was due to net earnings of $1.0 million, $320,000 in proceeds from the exercise of stock options and a $294,000 net increase in unrealized gains on securities, which were partially offset by dividends on common shares totaling $516,000. Dividends totaled $.30 per share for the six months ended December 31, 2004.

American is required to meet minimum regulatory capital requirements promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2004, American's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Six-Month Periods
---------------------------------------------------------
 Ended December 31, 2004 and 2003
 --------------------------------

General
-------

Net earnings totaled $1.0 million for the six months ended December 31, 2004, essentially unchanged from the same period in 2003. An increase of $117,000 in net interest income and a decrease of $30,000 in general, administrative and other expense were partially offset by a $67,000 increase in the provision for losses on loans, an increase of $30,000 in the provision for federal income taxes and a decrease of $41,000 in other income.

Net Interest Income
-------------------

Interest income on loans increased by $286,000, or 7.2%, for the six months ended December 31, 2004, compared to the 2003 period. This increase was due primarily to a $14.9 million, or 12.3%, increase in the average portfolio balance outstanding period to period, which was partially offset by a 30 basis point decrease in the weighted-average yield, to 6.28% for the 2004 six-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $16,000, or 3.8%, due primarily to a 10 basis point increase in the weighted-average yield, to 2.93% for the 2004 period and a $1.9 million, or 6.5%, increase in the average balance of the related earning assets outstanding period to period.

Interest expense on deposits increased by $25,000, or 1.7%, for the six months ended December 31, 2004, compared to the same period in 2003. This increase was due primarily to a $5.8 million, or 4.4%, increase in the average balance of deposits outstanding period to period, which was partially offset by a 5 basis point decrease in the weighted-average cost of deposits, to 2.11% for the six months ended December 31, 2004. Interest expense on borrowings increased by $160,000, or 484.8%, due to a 183 basis point increase in the average cost of borrowings during the period and a $7.1 million, or 120.7%, increase in the average balance outstanding.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods
---------------------------------------------------------
 Ended December 31, 2004 and 2003 (continued)
 --------------------------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $117,000, or 4.0%, to a total of $3.1 million for the six months ended December 31, 2004. The interest rate spread decreased to 3.50% for the six months ended December 31, 2004, from 3.79% for the 2003 period, while the net interest margin decreased to 3.69% in the 2004 period, compared to 3.95% in the 2003 period.

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $117,000 during the six months ended December 31, 2004, an increase of $67,000, or 134.0%, from the comparable
six-month period in 2003.   The increase in the provision during the 2004
period was primarily influenced by an increase in the balance of commercial loans outstanding and an adjustment of the provision for losses on loans to reflect increased risk associated with commercial loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $340,000 for the six months ended December 31, 2004, a decrease of $41,000, or 10.8%, from the same period in 2003. The decrease was due to a reductions of $58,000 in gain on sale of office premises and $10,000 in gain on sale of investment securities, which were partially offset by a $27,000, or 8.6%, increase in other operating income, primarily derived from increased ATM transaction fees and other charges.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.9 million for the six months ended December 31, 2004, a decrease of $30,000, or 1.6%, over the same period in 2003. This decrease was comprised of decreases of $83,000, or 16.2%, in other operating expense and $1,000 or .9%, in occupancy and equipment, which were partially offset by increases of $45,000, or 4.5%, in employee compensation and benefits and $12,000, or 5.7%, in data processing costs. The increase in employee compensation and benefits was due primarily to normal merit increases and incentives for employees. The increase in data processing was due primarily to rising vendor costs. The decrease in other operating expenses was due to decreases in legal, accounting and compliance costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $376,000 for the six months ended December 31, 2004, an increase of $30,000, or 8.7%, compared to the same period in 2003. This increase was due to an increase in earnings before taxes of $39,000, or 2.9%, which was partially offset by the effects of New Markets Tax Credits which were awarded to ASB Community Development Corp. in fiscal 2003. The effective tax rates were 26.9% and 25.5% for the six-month periods ended December 31, 2004 and 2003, respectively.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended December 31, 2004 and 2003
 --------------------------------

General
-------

Net earnings totaled $520,000 for the three months ended December 31, 2004, an increase of $9,000, or 1.8% from the $511,000 in earnings reported for the same quarter in 2003. An increase of $73,000 in net interest income and a decrease of $49,000 in general, administrative and other expense were partially offset by an increase of $68,000 in provision for losses on loans and $8,000 in other income and an increase of $37,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $184,000, or 9.2%, for the three months ended December 31, 2004, compared to the 2003 period. This increase was due primarily to a $14.8 million, or 11.9%, increase in the average portfolio balance outstanding period to period, which was partially offset by a 16 basis point decrease in the weighted-average yield, to 6.31% for the 2004 three-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $6,000, or 2.7%, due primarily to a $2.9 million, or 10.3%, increase in the average balance of the related assets outstanding period to period, which was offset by a 30 basis point decrease in the weighted-average yield, to 2.9% for the 2004 period.

Interest expense on deposits increased by $32,000, or 4.5%, for the three months ended December 31, 2004, compared to the same period in 2003. This increase was due primarily to a $5.9 million, or 4.5%, increase in the average balance of deposits outstanding period to period. The weighted average cost of deposits was 2.12% for 2004 and 2003. Interest expense on borrowings increased by $85,000, or 472.2%, due to a 194 basis point increase in the average cost of borrowings during the period and a $6.7 million, or 90.9%, increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $73,000, or 4.9%, to a total of $1.6 million for the three months ended December 31, 2004. The interest rate spread decreased to 3.50% for the three months ended December 31, 2004, from 3.80% for the 2003 period, while the net interest margin decreased to 3.71% in the 2004 period, compared to 3.95% in the 2003 period.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a provision for losses on loans totaling $96,000 during the three months ended December 31, 2004, an increase of $68,000, or
242.9%, from the comparable three-month period in 2003.   The increase in
the provision during the 2004 period was primarily influenced by an increase in the balance of commercial loans outstanding, as well as the deterioration of a specific commercial credit with an approximate $100,000 principal balance. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $162,000 for the three months ended December 31, 2004, a decrease of $8,000, or 4.7%, from the same period in 2003. The decrease was due to a decrease of $10,000 in gain on sale of investment securities, which was partially offset by a $2,000, or 1.3%, increase in other operating income, primarily derived from increased ATM transaction fees and other charges.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended December 31, 2004 and 2003 (continued)
 --------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $932,000 for the three months ended December 31, 2004, a decrease of $49,000, or 5.0%, over the same period in 2003. This reduction was comprised of decreases of $5,000, or 7.9%, in occupancy and equipment, $67,000, or 24.0%, in other operating expense and $2,000, or 4.7%, in franchise tax, which were offset by increases of $23,000, or 4.7%, in employee compensation and benefits and $2,000, or 1.9%, in data processing costs. The increase in employee compensation and benefits was due primarily to normal merit increases and incentives for employees. The increase in data processing was due primarily to rising vendor costs. The reduction in other operating expense was due to decreases in legal, accounting and compliance costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $186,000 for the three months ended December 31, 2004, an increase of $37,000, or 2.5%, compared to the same period in 2003. This increase was due to an increase in earnings before taxes of $46,000, or 7.0%, which was partially offset by the effects of New Markets Tax Credits which were awarded to ASB Community Development Corp. in fiscal 2003. The effective tax rates were 26.3% and 22.6% for the three-month periods ended December 31, 2004 and 2003, respectively.

Subsequent Event
----------------

The Corporation's third-part data processor is Intrieve of Cincinnati, Ohio. Pursuant to the terms of the original third-party data processing agreement, the Corporation was required to purchase Intrieve common shares. In 2004, the Corporation purchased additional shares in a secondary offering of Intrieve common stock. On February 1, 2005, Intrieve announced that it had entered into an agreement to be acquired by John H. Harland Company. The agreement is subject to shareholder approval. Pursuant to the terms of transaction, the Corporation will recognize an approximate $400,000 after-tax gain if the business combination is consummated.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Corporation's market risk since the disclosure included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Corporation's 2004 Annual Report to Shareholders which was included as Exhibit 13 to the Corporation's Form 10-KSB for the year ended June 30, 2004.

ITEM 4:  Controls and Procedures
         -----------------------

Management reviews its control system with respect to results of operations with a view toward continuous improvement. In this regard, a post-closing review of interest income for the quarter ended December 31, 2004 revealed input errors with respect to the set-up of certain commercial loan types. These input errors were discovered prior to the issuance of this report but subsequent to closing of the Corporation's books. The Corporation's external auditors have advised the Audit Committee that the failure to timely review and approve changes to loan input fields constitutes a material weakness as defined in the auditing literature. The Corporation immediately corrected this weakness by instituting a timely review and approval of data input changes.

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and the corrective actions discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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

ITEM 5.     Other Information
            -----------------

            None.

ITEM 6.     Exhibits

            10.1    ASB Financial Corp. Supplemental Employee Retirement
                    Plan
            10.2 Form of Participation Agreement for the ASB Financial Corp. Supplemental Employee Retirement Plan.
            31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            31.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             ASB Financial Corp.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ASB FINANCIAL CORP.


Date:  February 14, 2005               By: /s/ Robert M. Smith
       -----------------                   --------------------------------
                                           Robert M. Smith
                                           President

Date:  February 14, 2005               By: /s/ Michael L. Gampp
       -----------------                   --------------------------------
                                           Michael L. Gampp
                                           Chief Financial Officer