Form 10-Q
period 2005-03-31
ASB FINANCIAL CORP /OH
filed 2005-05-16
CIK 944304

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-25906
                        -------

                             ASB FINANCIAL CORP.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                   31-1429488
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

               503 Chillicothe Street, Portsmouth, Ohio 45662
----------------------------------------------------------------------------
             (Address of principal executive offices)(Zip Code)

                               (740) 354-3177
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
            May 12, 2005 - 1,705,047 common shares, no par value
----------------------------------------------------------------------------

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

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                            March 31,     June 30,
      ASSETS                                                                     2005         2004
                                                                                  (Unaudited)

Cash and due from banks                                                      $  1,719     $  2,078
Interest-bearing deposits in other financial institutions                       5,853        5,307
                                                                             --------     --------
      Cash and cash equivalents                                                 7,572        7,385

Certificates of deposit in other financial institutions                            72          178
Investment securities available for sale - at market                            9,452       12,487
Mortgage-backed securities available for sale - at market                      10,430       11,768
Loans receivable - net                                                        141,547      129,821
Office premises and equipment - at depreciated cost                             1,851        1,814
Federal Home Loan Bank stock - at cost                                          1,225        1,104
Accrued interest receivable on loans                                              409          336
Accrued interest receivable on mortgage-backed securities                          41           50
Accrued interest receivable on investments and interest-bearing deposits           85          130
Prepaid expenses and other assets                                                 380          830
Bank-owned life insurance                                                       3,205            -
Prepaid federal income taxes                                                      133          183
Deferred federal income taxes                                                     105          285
                                                                             --------     --------

      Total assets                                                           $176,507     $166,371
                                                                             ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $139,832     $136,761
Advances from the Federal Home Loan Bank                                       16,257       10,899
Advances by borrowers for taxes and insurance                                     111          180
Accrued interest payable                                                          471           52
Other liabilities                                                               1,030        1,055
                                                                             --------     --------
      Total liabilities                                                       157,701      148,947

Shareholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued                                                                 -            -
  Common stock, 4,000,000 shares authorized, no par value;
   1,966,318 and 1,911,180 shares issued at March 31, 2005 and
   June 30, 2004, respectively                                                      -            -
  Additional paid-in capital                                                   10,649       10,165
  Retained earnings, restricted                                                10,605        9,848
  Shares acquired by stock benefit plans                                          (63)        (126)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale, net of related tax effects                   455          377
  Less 250,117 shares of treasury stock at March 31, 2005
   and June 30 2004, respectively - at cost                                    (2,840)      (2,840)
                                                                             --------     --------
      Total shareholders' equity                                               18,806       17,424
                                                                             --------     --------

      Total liabilities and shareholders' equity                             $176,507     $166,371
                                                                             ========     ========

                             ASB Financial Corp.

               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                    (In thousands, except per share data)


                                                         For the nine months    For the three months
                                                           ended March 31,         ended March 31,
                                                           2005         2004      2005          2004

Interest income
  Loans                                                  $6,474       $6,045    $2,223        $2,053
  Mortgage-backed securities                                310          152       102            73
  Investment securities                                     322          513        91           167
                                                         ------       ------    ------        ------
      Total interest income                               7,106        6,710     2,416         2,293

Interest expense
  Deposits                                                2,208        2,165       751           734
  Borrowings                                                314          106       122            74
                                                         ------       ------    ------        ------
      Total interest expense                              2,522        2,271       873           808
                                                         ------       ------    ------        ------

      Net interest income                                 4,584        4,439     1,543         1,485

Provision for losses on loans                               149           81        32            31
                                                         ------       ------    ------        ------

      Net interest income after provision for
       losses on loans                                    4,435        4,358     1,511         1,454

Other income
  Gain on sale of investment securities                       -           10         -             -
  Gain on sale of office premises                             -           58         -             -
  Other operating                                           566          447       226           134
                                                         ------       ------    ------        ------
      Total other income                                    566          515       226           134

General, administrative and other expense
  Employee compensation and benefits                      1,621        1,568       575           567
  Occupancy and equipment                                   179          172        65            56
  Franchise taxes                                           124          129        42            44
  Data processing                                           343          322       119           110
  Other operating                                           638          719       208           206
                                                         ------       ------    ------        ------
      Total general, administrative and other expense     2,905        2,910     1,009           983
                                                         ------       ------    ------        ------

      Earnings before income taxes                        2,096        1,963       728           605

Federal income taxes
  Current                                                   388          372        52           122
  Deferred                                                  180          129       169            33
                                                         ------       ------    ------        ------
      Total federal income taxes                            568          501       221           155
                                                         ------       ------    ------        ------

      NET EARNINGS                                       $1,528       $1,462    $  507        $  450
                                                         ======       ======    ======        ======

      EARNINGS PER SHARE
        Basic                                            $  .90       $  .88    $  .30        $  .27
                                                         ======       ======    ======        ======

        Diluted                                          $  .90       $  .85    $  .30        $  .26
                                                         ======       ======    ======        ======

                             ASB Financial Corp.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                               (In thousands)


                                                               For the nine months    For the three months
                                                                 ended March 31,         ended March 31,
                                                                 2005         2004        2005     2004

Net earnings                                                   $1,528       $1,462       $ 507     $450

Other comprehensive income (loss), net of taxes (benefits):
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $40, $(4), $(111)
   and $33 during the respective periods                           78           (8)       (216)      64
                                                               ------       ------       -----     ----

Comprehensive income                                           $1,606       $1,454       $ 291     $514
                                                               ======       ======       =====     ====

Accumulated comprehensive income                               $  455       $  665       $ 455     $665
                                                               ======       ======       =====     ====

                             ASB Financial Corp.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     For the nine months ended March 31,
                               (In thousands)


                                                                         2005         2004

Cash flows from operating activities:
  Net earnings for the period                                        $  1,528     $  1,462
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                      49          209
    Amortization of deferred loan origination fees                        (44)        (108)
    Depreciation and amortization                                         123          118
    Amortization of expense related to stock benefit plans                118          308
    Provision for losses on loans                                         149           81
    Gain on sale of investment securities                                   -          (10)
    Gain on sale of office premises                                         -          (58)
    Federal Home Loan Bank stock dividends                                (36)         (32)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                        (185)         136
      Prepaid expenses and other assets                                   450          257
      Accrued interest payable                                            419          341
      Other liabilities                                                    80         (225)
      Federal income taxes
        Current                                                           (68)        (264)
        Deferred                                                          180          129
                                                                     --------     --------
          Net cash provided by operating activities                     2,763        2,344

Cash flows used in investing activities:
  Proceeds of maturities of certificates of deposit                       106            -
  Proceeds from maturity of investment securities                       5,301        7,710
  Proceeds from sale of investment securities                               -          500
  Purchase of investment securities                                    (2,304)      (6,611)
  Principal repayments on mortgage-backed securities                    2,687        4,094
  Purchase of mortgage-backed securities                               (1,349)      (3,061)
  Loan principal repayments                                            25,117       29,303
  Loan disbursements                                                  (36,787)     (41,248)
  Proceeds from sale of office premises                                     -           58
  Purchase of bank owned life insurance                                (3,205)           -
  Purchase of office premises and equipment                              (160)        (140)
                                                                     --------     --------
          Net cash used in investing activities                       (10,594)      (9,395)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                      3,071        2,150
  Proceeds from Federal Home Loan Bank advances                        15,100       16,881
  Repayment of Federal Home Loan Bank advances                         (9,742)     (10,122)
  Advances by borrowers for taxes and insurance                           (69)         (74)
  Purchase of treasury stock                                                -         (134)
  Proceeds from exercise of stock options                                 429           39
  Dividends paid and declared on common stock                            (771)        (699)
                                                                     --------     --------
          Net cash provided by financing activities                     8,018        8,041
                                                                     --------     --------

Net increase in cash and cash equivalents                                 187          990

Cash and cash equivalents at beginning of period                        7,385        7,610
                                                                     --------     --------

Cash and cash equivalents at end of period                           $  7,572     $  8,600
                                                                     ========     ========

                             ASB Financial Corp.

                   For the nine months ended December 31,
                               (In thousands)


                                                                         2005         2004

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $    415     $    640
                                                                     ========     ========

    Interest on deposits and borrowings                              $  2,103     $  1,930
                                                                     ========     ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
   available for sale, net of related tax effects                    $     78     $     (8)
                                                                     ========     ========

  Transfer from loans to real estate acquired through foreclosure    $      -     $     97
                                                                     ========     ========

                             ASB Financial Corp.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended March 31, 2005 and 2004

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ASB Financial Corp. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2005 and 2004


4.    Earnings Per Share
      ------------------

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


                                              For the nine months ended    For the three months ended
                                                      March 31,                     March 31,
                                                   2005            2004         2005             2004

      Weighted-average common shares
       outstanding (basic)                    1,699,019       1,663,885    1,715,458        1,670,931

      Dilutive effect of assumed exercise
       of stock options                           6,526          46,720        5,869           46,720
                                              ---------       ---------    ---------        ---------

      Weighted-average common shares
       outstanding (diluted)                  1,705,545       1,710,605    1,721,326        1,717,651
                                              =========       =========    =========        =========

5.    Stock Option Plan
      -----------------

During fiscal 1996 the Board of Directors and shareholders adopted the ASB Financial Corp. 1995 Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 225,423 shares, as adjusted, of authorized but unissued common stock at fair value on the date of grant. In fiscal 1996, the Corporation granted 197,521 options which currently have an adjusted exercise price per share of $7.64. The number of options granted and the exercise price have been adjusted to give effect to the return of capital and special dividend distributions paid by the Corporation.

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

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2005 and 2004


5.    Stock Option Plan (continued)
      -----------------

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the nine- and three-month periods ended March 31, 2005 and 2004, would have been reported as the pro forma amounts indicated below:


                                                             Nine months ended    Three months ended
                                                                 March 31,              March,
                                                               2005       2004    2005          2004

Net earnings (In thousands)                   As reported    $1,528     $1,462    $507         $450
                     Stock-based compensation, net of tax       (13)       (17)     (4)          (6)
                                                             ------     ------    ----         ----
                                                Pro-forma    $1,515     $1,445    $503         $444
                                                             ======     ======    ====         ====

Earnings per share
  Basic                                       As reported    $  .90     $  .88    $.30         $.27
                     Stock-based compensation, net of tax      (.01)      (.01)   (.01)           -
                                                             ------     ------    ----         ----
                                                Pro-forma    $  .89     $  .87    $.29         $.27
                                                             ======     ======    ====         ====

  Diluted                                     As reported    $  .90     $  .85    $.30         $.26
                     Stock-based compensation, net of tax      (.01)      (.01)   (.01)           -
                                                             ------     ------    ----         ----
                                                Pro-forma    $  .89     $  .84    $.29         $.26
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

A summary of the status of the Plan as of March 31, 2005 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:


                                       Nine months ended                      Year ended
                                           March 31,                           June 30,
                                              2005                   2004                    2003
                                                Weighted-              Weighted-               Weighted-
                                                  average                average                 average
                                                 exercise               exercise                exercise
                                      Shares        price    Shares        price    Shares         price

Outstanding at beginning of period    78,128       $10.15    77,694       $ 8.89    212,915       $ 7.69
Granted                                    -            -     6,000        26.00      9,712        16.50
Exercised                            (55,138)        7.77    (5,566)        9.57   (144,933)        7.64
                                     -------       ------    ------       ------   --------       ------

Outstanding at end of period          22,990       $15.87    78,128       $10.15     77,694       $ 8.89
                                     =======       ======    ======       ======   ========       ======

Options exercisable at period-end      9,620       $11.87    59,616       $ 7.87     61,982       $ 7.71
                                     =======       ======    ======       ======   ========       ======

Weighted-average fair value of
 options granted during the period                 $    -                 $11.41                  $ 5.28
                                                   ======                 ======                  ======

                             ASB Financial Corp.

     For the nine- and three-month periods ended March 31, 2005 and 2004


5.    Stock Option Plan (continued)
      -----------------

The following information applies to options outstanding at March 31, 2005:


Number outstanding                                     9,220
Exercise price                                         $8.75
Number outstanding                                    13,770
Range of exercise prices                       $16.50-$26.00
Weighted-average exercise price                       $15.87
Weighted-average remaining contractual life        7.8 years

6.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123R, "Share-Based Payment," requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in beginning of the first annual period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. Management believes the effect of SFAS No. 123 on interim operations will approximate the amounts disclosed in the stock option plan pro-forma disclosures in Note 5 above.

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

Discussion of Financial Condition Changes from June 30, 2004 to
---------------------------------------------------------------
 March 31, 2005
 --------------

At March 31, 2005, the Corporation's assets totaled $176.6 million, an increase of $10.2 million, or 6.2%, over total assets at June 30, 2004.

Cash and cash equivalents increased by $187,000, or 2.5%, from June 30, 2004 levels, to a total of $7.6 million at March 31, 2005. Investment securities and certificates of deposit totaled $9.5 million at March 31, 2005, a decrease of $3.1 million, or 24.8%, from June 30, 2004 levels. Maturities and discount accretion related to investment securities totaling approximately $5.4 million, were partially offset by purchases of $2.3 million. Purchases of investment securities consisted primarily of fixed-rate medium-term callable U.S. Government agency obligations. Mortgage-backed securities totaled $10.4 million at March 31, 2005, a decrease of $1.3 million, or 11.4%, from the total at June 30, 2004, due primarily to purchases totaling $1.3 million, which were more than offset by principal repayments of $2.7 million, a pre-tax increase in unrealized gains totaling $59,000 and premium amortization of $61,000.

Loans receivable increased by $11.7 million, or 9.0%, during the nine-month period ended March 31, 2005, to a total of $141.5 million. Loan disbursements amounted to $36.8 million for the nine months ended March 31, 2005, and were partially offset by principal repayments of $25.1 million. During the nine months ended March 31, 2005, loans originated consisted of $16.3 million of loans secured by one- to four-family residential real estate, $7.7 million of loans secured by nonresidential real estate, $9.3 million of commercial loans and $3.5 million of consumer loans.

The allowance for loan losses increased by $75,000, or 7.3%, during the nine-month period ended March 31, 2005, to a total of $1.1 million. Nonperforming and nonaccrual loans totaled $1.0 million at March 31, 2005, unchanged from the balance at June 30, 2004. The allowance for loan losses represented 110.0% and 99.9% of nonperforming loans at March 31, 2005 and June 30, 2004, respectively. At March 31, 2005, nonperforming loans consisted of $800,000 in one- to four-family residential real estate loans and $200,000 in nonresidential real estate, consumer and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $139.8 million at March 31, 2005, an increase of $3.1 million, or 2.2%, from June 30, 2004 levels. The increase in deposits was due primarily to growth in market share in the communities served by American.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2004 to
---------------------------------------------------------------
 March 31, 2005 (continued)
 --------------

Federal Home Loan Bank advances increased by $5.4 million, or 49.2%, during the nine-month period ended March 31, 2005. New borrowings amounted to $15.1 million for the six months ended March 31, 2005, and were partially offset by repayments of $9.7 million. The proceeds from the advances were primarily used to fund new loan originations.

Shareholders' equity totaled $18.8 million at March 31, 2005, an increase of $1.4 million, or 7.9%, from the June 30, 2004 level. The increase was due to net earnings of $1.5 million, $429,000 in proceeds from the exercise of stock options, $118,000 from the amortization of stock benefit plans and a $78,000 net increase in unrealized gains on securities, which were partially offset by dividends on common shares totaling $771,000. Dividends totaled $.15 per share for the nine months ended March 31, 2005.

American is required to meet minimum regulatory capital requirements promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2005, American's regulatory capital exceeded the minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
 March 31, 2005 and 2004
 -----------------------

General
-------

Net earnings totaled $1.5 million for the nine months ended March 31, 2005, essentially unchanged from the same period in 2004. Increases of $145,000 in net interest income and $51,000 in other income and a decrease of $5,000 in general, administrative and other expense were partially offset by a $68,000 increase in the provision for losses on loans and an increase of $67,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $429,000, or 7.1%, for the nine months ended March 31, 2005, compared to the 2004 period. This increase was due primarily to a $14.7 million, or 12.0%, increase in the average portfolio balance outstanding period to period, which was partially offset by a 27 basis point decrease in the weighted-average yield, to 6.27% for the 2005 nine-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $33,000, or 5.0%, due primarily to a 30 basis point decrease in the weighted-average yield, to 2.8% for the 2005 period and a $1.3 million, or 4.5%, decrease in the average balance of the related earning assets outstanding period to period.

Interest expense on deposits increased by $43,000, or 2.0%, for the nine months ended March 31, 2005, compared to the same period in 2004. This increase was due primarily to a $6.1 million, or 4.7%, increase in the average balance of deposits outstanding period to period and a 5 basis point increase in the weighted-average cost of deposits, to 2.17% for the nine months ended March 31, 2005. Interest expense on borrowings increased by $208,000, or 196.2%, due to a 116 basis point increase in the average cost of borrowings during the period and a $6.3 million, or 82.6%, increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $145,000, or 3.3%, to a total of $4.6 million for the nine months ended March 31, 2005. The interest rate spread decreased to 3.44% for the nine months ended March 31, 2005, from 3.72% for the 2004 period, while the net interest margin decreased to 3.64% in the 2005 period, compared to 3.89% in the 2004 period.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
 March 31, 2005 and 2004 (continued)
 -----------------------

Provision for Losses on Loans
-----------------------------

American charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by American, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to American's market area, and other factors related to the collectibility of American's loan portfolio. The Corporation recorded a provision for losses on loans totaling $149,000 during the nine months ended March 31, 2005, an increase of $68,000, or 84.0%, from the comparable nine-month period in 2004. The increase in the provision during the 2005 period was primarily due to an increase in the balance of commercial loans outstanding with a corresponding adjustment of the provision for losses on loans to reflect increased risk associated with commercial loans. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $566,000 for the nine months ended March 31, 2005, a increase of $51,000, or 9.9%, from the same period in 2004. The increase was due to a $119,000, or 26.6%, increase in other operating income, primarily derived from income received from bank owned life insurance, which was partially offset by the absence of $58,000 in gain on sale of office premises and $10,000 in gain on sale of investment securities.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.9 million for the nine months ended March 31, 2005, a decrease of $5,000, or .2%, over the same period in 2004. This decrease was comprised of decreases of $81,000, or 11.3%, in other operating expense and $5,000 or 3.9%, in franchise tax expense, which were partially offset by increases of $53,000, or 3.4%, in employee compensation and benefits and $21,000, or 6.5%, in data processing costs. The increase in employee compensation and benefits was due primarily to normal merit increases and incentives for employees. The increase in data processing was due primarily to rising vendor costs. The decrease in other operating expenses was due to decreases in legal, accounting and compliance costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $568,000 for the nine months ended March 31, 2005, an increase of $67,000, or 13.4%, compared to the same period in 2004. This increase was due to an increase in earnings before taxes of $133,000, or 6.8%, which was partially offset by the effects of New Markets Tax Credits which were awarded to ASB Community Development Corp. in fiscal 2004. The effective tax rates were 27.1% and 25.5% for the six-month periods ended March 31, 2005 and 2004, respectively.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 March 31, 2005 and 2004
 -----------------------

General
-------

Net earnings totaled $507,000 for the three months ended March 31, 2005, an increase of $57,000, or 12.7%, from the $450,000 in earnings reported for the same quarter in 2004. Increases of $58,000 in net interest income and $92,000 in other income were partially offset by increases of $1,000 in provision for losses on loans, $26,000 in general, administrative and other expenses and $66,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $170,000, or 8.3%, for the three months ended March 31, 2005, compared to the 2004 period. This increase was due primarily to a $14.2 million, or 11.3%, increase in the average portfolio balance outstanding period to period, which was slightly offset by a 3 basis point decrease in the weighted-average yield, to 6.48% for the 2005 three-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits decreased by $47,000, or 19.6%, due primarily to a $204,000, or .7%, decrease in the average balance of the related assets outstanding period to period and a 62 basis point decrease in the weighted-average yield, to 2.53% for the 2005 period.

Interest expense on deposits increased by $17,000, or 2.3%, for the three months ended March 31, 2005, compared to the same period in 2004. This increase was due primarily to a $6.9 million, or 5.2%, increase in the average balance of deposits outstanding period to period. The weighted average cost of deposits was 2.15%, a 6 basis point decrease from 2004. Interest expense on borrowings increased by $48,000, or 64.9%, due to a 41 basis point increase in the average cost of borrowings during the period and a $4.7 million, or 43.6%, increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $58,000, or 3.9%, to a total of $1.5 million for the three months ended March 31, 2005. The interest rate spread decreased to 3.53% for the three months ended March 31, 2005, from 3.61% for the 2004 period, while the net interest margin decreased to 3.73% in the 2005 period, compared to 3.80% in the 2004 period.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a provision for losses on loans totaling $32,000 during the three months ended March 31, 2005, an increase of $1,000, or 3.2%, from the comparable three-month period in 2004. The increase in the provision during the 2005 period was primarily influenced by an increase in the balance of commercial loans outstanding. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $226,000 for the three months ended March 31, 2005, a increase of $92,000, or 68.7%, from the same period in 2004. The increase was due primarily to earnings from bank owned life insurance.

                             ASB Financial Corp.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 March 31, 2005 and 2004 (continued)
 -----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.0 million for the three months ended March 31, 2005, an increase of $26,000, or 2.6%, over the same period in 2004. This increase was comprised of increases of $2,000, or 1.0%, in other operating expense, $9,000, or 16.1%, in occupancy and equipment, $8,000, or 1.4%, in employee compensation and benefits and $9,000, or 8.2% in data processing costs, which were partially offset by a decrease of $2,000, or 4.5% in franchise tax expense. The increase in employee compensation and benefits was due primarily to normal merit increases and incentives for employees. The increase in data processing was due primarily to rising vendor costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $221,000 for the three months ended March 31, 2005, an increase of $66,000, or 42.6%, compared to the same period in 2004. This increase was due to an increase in earnings before taxes of $123,000, or 20.3%, which was partially offset by the effects of New Markets Tax Credits which were awarded to ASB Community Development Corp. in fiscal 2004. The effective tax rates were 30.4% and 25.6% for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in the current quarter tax rate is generally reflective of the increase in the effective tax rate as a result of earnings growth in fiscal 2005.

Subsequent Event
----------------

The Corporation's third-party data processor is Intrieve, Incorporated ("Intrieve") of Cincinnati, Ohio. Pursuant to the terms of the original third-party data processing agreement, the Corporation was required to purchase non-marketable Intrieve common shares. In 2004, the Corporation purchased additional shares of Intrieve in a secondary offering. In April, 2005, Intrieve was acquired by Harland Financial Solutions, Inc., a subsidiary of the John H. Harland Company. In connection with this transaction the Corporation recognized an approximate $400,000 after-tax gain.

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


ITEM 4:  Controls and Procedures
         -----------------------

The Corporation's management reviews the systems of internal controls with a view towards continuous improvement. In this regard, management became aware that commercial loan set-up was not being reviewed. Management has implemented corrective action with respect to this matter and is currently reviewing the set-up of commercial loans on a timely basis. The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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


                                       ASB FINANCIAL CORP.


Date:  May 16, 2005                    By: /s/ Robert M. Smith
       ----------------------              ------------------------
                                           Robert M. Smith
                                           President


Date:  May 16, 2005                    By: /s/ Michael L. Gampp
       ----------------------              ------------------------
                                           Michael L. Gampp
                                           Chief Financial Officer